Form 10QSB
period 2001-06-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2001-10-17
CIK 1111698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        Commission file Number: 333-35762

                     CYOP SYSTEMS INTERNATIONAL INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0222927
                     (I.R.S. Employer Identification Number)

                                    Suite 300
                                1286 Homer Street
                           Vancouver, British Columbia
                                     V6B 2Y5
                    (Address of principal executive offices)

                                  (604)647-6400
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,439,975 common shares as at June 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                     CYOP SYSTEMS INTERNATIONAL INCORORATED


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheet as of December 31, 2000 and June 30, 2001

                    Statement of Operations for the period ended
                    June 30, 2001

                    Consolidated Statements of Cash Flows for the period ended June 30, 2001

                    Consolidated Statements of Changes in Stockholders' Equity

                    Notes to Consolidated Financial Statements

         Item 2     Plan of Operation

PART II. OTHER INFORMATION

         Item 1     Legal Proceedings

         Item 2     Changes in Securities

         Item 3     Defaults Upon Senior Securities

         Item 4     Submission of Matters to a Vote of Security Holders

         Item 5     Other Information

         Item 6     Exhibits and Reports on Form 8K


         SIGNATURES

                           CYOP SYSTEMS INTERNATIONAL
                           INCORPORATED & SUBSIDIARIES
                            (A development stage company)

                           Consolidated Financial Statements
                           (EXPRESSED IN U.S. DOLLARS)
                           June 30, 2001
                           (Unaudited)





                            INDEX
                            -----

                            Report of Independent Accountants

                            Consolidated Balance Sheets

                            Consolidated Statements of Stockholders' Deficiency

                            Consolidated Statements of Operations

                            Consolidated Statements of Cash Flows

                            Notes to Consolidated Financial Statements

MOORE STEPHENS
ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 737-8117  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

CYOP SYSTEMS INTERNATIONAL INCORPORATED
(A development stage company)


We have reviewed the accompanying consolidated balance sheet of CYOP Systems International Incorporated ("the Company") and subsidiaries as of June 30, 2001, the related consolidated statements of stockholders' equity for the six-month period then ended, and the consolidated statements of operations and cash flows for the three-month and the six-month periods then ended and the cumulative period from October 1, 1999 (commencement) to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards in the United States, the consolidated balance sheet as at December 31, 2000 and the related consolidated statements of operations, shareholders' equity and its cash flows for the cumulative period and the year then ended (not presented herein) and in our report dated June 4, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
September 18, 2001                                   Chartered Accountants

--------------------------------------------------------------------------------
[LOGO]

An independently owned and operated member of Moore Stephens North America Inc. Member in principal cities throughout North America. Moore Stephens North America Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Balance Sheets
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)


===========================================================================================================
                                                                             June 30            December 31
                                                                                2001                   2000
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                              $     4,751            $    29,480
  Deposits (Note 4)                                                           27,006                  1,333
  Other receivable                                                            20,035                     --
  Refundable tax credits                                                      11,785                 16,808
  Demand loans, interest at 12% per annum and unsecured                      115,704                     --
  Prepaid expenses                                                            39,506                 49,659
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                         218,787                 97,280

FIXED ASSETS (NOTE 5)                                                        166,745                236,246

SOFTWARE DEVELOPMENT COSTS (NOTE 6)                                              100                    100
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $   385,632            $   333,626
===========================================================================================================

LIABILITIES

CURRENT
  Bank overdraft                                                              16,816            $        --
  Demand loans (Note 7a and 8e)                                            1,474,217              1,177,805
  Accounts payable and accrued liabilities (Note 8a)                         751,401                433,062
  Short-term loan (Note 7b)                                                  226,388                     --
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                  2,468,822              1,610,867
-----------------------------------------------------------------------------------------------------------

NATURE AND CONTINUANCE OF OPERATIONS  (NOTE 1)

COMMITMENTS (NOTE 9)

STOCKHOLDERS' (DEFICIENCY)

SHARE CAPITAL
  Authorized:
         100,000,000 shares of common stock with a par value
                       of $0.0001 per share
  Issued, allotted and outstanding:
          28,439,975 shares of common stock (2000 - 28,382,975)                2,844                  2,838

ADDITIONAL PAID-IN CAPITAL                                                   211,431                149,237

ACCUMULATED OTHER COMPREHENSIVE INCOME                                        16,649                 14,801

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                          (2,314,114)            (1,444,117)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' (DEFICIENCY)                                          (2,083,190)            (1,277,241)
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                             385,632            $   333,626
===========================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

On behalf of the Board:

/s/Mitch White, Director
Mitch White, Director

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

(A development stage company)

Consolidated Statements of Stockholders' Deficiency
Six-Month Period Ended June 30, 2001
(Unaudited)                                                          Page 1 of 2
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Accumulated
                                                                                         Compre-                        other
                                                      Common Stock         Additional    hensive                      compre-
                                                  ---------------------     paid-in      income          Deficit      hensive
                                                  Shares         Amount     capital      (loss)      accumulated       income
------------------------------------------------------------------------------------------------------------------------------------
Recapitalization as a result of reverse
  acquisition (Note 3)                                  --      $  --      $     69    $   (67,863)    $ (66,465)   $  (1,398)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                                (67,863)
                                                                                       ===========

BALANCE, December 31, 1999                              --         --            69                      (66,465)      (1,398)

Shares issued for cash on
  February 29, 2000                             10,020,500      1,002         1,448                           --           --

Shares issued for services on
  February 29, 2000                              9,202,500        920         1,330                           --           --

Deficit accumulated as at November 3, 2000              --         --            --                      (14,401)          --

Recapitalization adjustment (Note 3)                    --                   (2,968)                      14,401           --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AFTER RECAPITALIZATION ADJUSTMENT       19,223,000      1,922          (121)                     (66,465)      (1,398)

Shares allotted for equity of shell
  in stock acquisition (Note 3)                  9,000,000        900       (10,601)            --            --           --

Shares allotted for cash on December 13, 2000      159,975         16       159,959             --            --           --

Other comprehensive income
- foreign currency translation adjustment               --         --            --         16,199            --       16,199

Comprehensive income
  - net (loss) for the period                           --         --            --     (1,377,652)   (1,377,652)          --
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                            $(1,361,453)
                                                                                       ===========

BALANCE, December 31, 2000                      28,382,975      2,838       149,237                   (1,444,117)    $  14,801
------------------------------------------------------------------------------------------------------------------------------------


                                                         Total
                                                         Stock-
                                                       holders'
                                                    (deficiency)

Recapitalization as a result of reverse
  acquisition (Note 3)                              $   (67,794)
---------------------------------------------------------------

Comprehensive income (loss)

BALANCE, December 31, 1999                              (67,794)

Shares issued for cash on
  February 29, 2000                                       2,450

Shares issued for services on
  February 29, 2000                                       2,250

Deficit accumulated as at November 3, 2000              (14,401)

Recapitalization adjustment (Note 3)                     11,433
---------------------------------------------------------------

BALANCE AFTER RECAPITALIZATION ADJUSTMENT               (66,062)

Shares allotted for equity of shell
  in stock acquisition (Note 3)                          (9,701)

Shares allotted for cash on December 13, 2000           159,975

Other comprehensive income
- foreign currency translation adjustment                16,199

Comprehensive income
  - net (loss) for the period                        (1,377,652)
---------------------------------------------------------------

Comprehensive income (loss)

BALANCE, December 31, 2000                          $(1,277,241)
---------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Stockholders' Deficiency
Six-month Period Ended June 30, 2001
(Unaudited)                                                          Page 2 of 2
(Expressed in U.S. Dollars)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                  Compre-                     other         Total
                                                  Common Stock     Additional     hensive                   compre-        Stock-
                                               ------------------     paid-in      income       Deficit     hensive      holders'
                                               Shares      Amount     capital      (loss)   accumulated      income  (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                   28,382,975    2,838      149,237                (1,444,117)     14,801   (1,277,241)

Shares allotted for cash at $1.00 per share      44,000        5       43,995                        --          --       44,000

Shares allotted for cash at $1.40 per share      13,000        1       18,199                        --          --       18,200

Other comprehensive income
  - foreign currency translation adjustment          --       --           --   $    1,848           --       1,848        1,848

Comprehensive income
  - net (loss) for the period                        --                           (869,997)    (869,997)         --     (869,997)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                     $ (868,149)
                                                                                ==========

Balance, June 30, 2001                       28,439,975   $2,844     $211,431                 $(2,314,114)    $16,649   $(2,083,190)
=============================================================================                 ======================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Operations
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)



===============================================================================================================
                                                   Three Months              Six Months         Cumulative from
                                                          Ended                   Ended         October 1, 1999
                                                        June 30                 June 30              to June 30
                                                           2001                    2001                    2001
---------------------------------------------------------------------------------------------------------------

EXPENSES
  Accounting and audit                              $    10,938             $    25,084             $    89,482
  Advertising and promotion                              11,457                 100,615                 176,402
  Automobile                                             15,735                  29,656                  63,260
  Bank charges and interest (Note 8c)                    41,785                  67,696                 121,997
  Depreciation of fixed assets                            2,036                   3,690                  11,095
  Legal and other professional fees                      43,287                  73,852                 193,572
  Office and miscellaneous                               20,363                  46,459                 110,099
  Rent                                                   17,873                  34,659                  63,127
  Salaries and benefits                                  42,935                  74,711                 249,749
  Software development costs (Note 6)                    71,621                 358,859               1,137,107
  Telephone and bandwidth                                 4,159                   6,544                  22,780
  Travel                                                  5,133                   6,903                  21,241
  Foreign exchange (gain) loss                          (40,983)                  9,216                  22,150
---------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                         (246,339)               (837,944)             (2,282,061)

Leasehold improvements write off                         31,725                  31,725                  31,725
Loss on disposal of fixed assets                            328                     328                     328
---------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                             $  (278,392)            $  (869,997)            $(2,314,114)
===============================================================================================================

LOSS PER SHARE
    Basic and diluted                               $     (0.01)            $     (0.03)
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    Basic and diluted                                28,437,213              28,426,776
===============================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)



====================================================================================================================================
                                                                             Three Months      Six Months      Cumulative from
                                                                                    Ended           Ended      October 1, 1999
                                                                                  June 30         June 30           to June 30
                                                                                     2001            2001                 2001
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) for the period                                                   $  (278,392)    $  (869,997)         $(2,314,114)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    - depreciation of fixed assets                                                 17,200          33,739               76,471
    - fixed assets write off                                                       31,725          31,725               31,725
    - loss on disposal of fixed assets                                                328             328                  328
    - exchange (gain) loss on fixed assets                                         (8,149)          3,089                3,089
-------------------------------------------------------------------------------------------------------------------------------

                                                                                 (237,288)       (801,116)          (2,202,501)
  Changes in assets and liabilities:
    - deposits                                                                     (1,085)        (25,673)             (25,673)
    - other receivable                                                            (20,035)        (20,035)             (20,035)
    - refundable tax credits                                                       10,579           5,023              (11,785)
    - demand loans                                                               (115,704)       (115,704)            (115,704)
    - prepaid expenses                                                             (6,565)         10,153              (40,839)
    - accounts payable and accrued liabilities                                    158,961         318,339              743,432
-------------------------------------------------------------------------------------------------------------------------------

                                                                                 (211,137)       (629,013)          (1,673,105)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capitalized software development costs                                               --              --                 (100)
  Disposal of fixed assets                                                          6,806           6,806                6,806
  Purchase of fixed assets                                                             --          (6,186)            (285,164)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                    6,806             620             (278,458)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Shares allotted for cash                                                         11,300          82,200              242,244
  Cancellation of shares allotted                                                 (20,000)        (20,000)             (20,000)
  Proceeds from demand loans                                                       68,880         296,412            1,474,217
  Proceeds from short-term loans                                                  226,388         226,388              226,388
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  286,568         585,000            1,922,849
-------------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE ON FOREIGN CURRENCY TRANSLATION                           (85,487)          1,848               16,649
-------------------------------------------------------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (3,250)        (41,545)             (12,065)

CASH AND CASH EQUIVALENTS (DEFICIENCY),
  beginning of period                                                              (8,815)         29,480                   --
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS (DEFICIENCY), end of period                         $   (12,065)    $   (12,065)         $   (12,065)
===============================================================================================================================

CASH AND CASH EQUIVALENTS (DEFICIENCY)
  REPRESENTED BY:
  Cash                                                                        $     4,751     $     4,751          $     4,751
  Bank overdraft                                                                  (16,816)        (16,816)             (16,816)
-------------------------------------------------------------------------------------------------------------------------------

                                                                              $   (12,065)    $   (12,065)         $   (12,065)
===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

1.       NATURE AND CONTINUANCE OF OPERATIONS

         The Company was incorporated on October 29, 1999 in the name of Triple 8 Development Corporation under the laws of the State of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. The Company changed its name to CYOP Systems International Incorporated on October 30, 2000. On November 3, 2000, the Company acquired 100% of the issued and outstanding shares of CYOP Systems Inc., Barbados ("CYOP Barbados"). This transaction was accounted for as a reverse acquisition recapitalization (see Note 3). The efforts of the Company have been devoted to sales and marketing of multimedia transactional technology solutions and services on internet for the entertainment industry. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Companies", the Company is deemed to be in the Development Stage.

         CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. CYOP Barbados is in the business of developing personal computer and console entertainment software designed to provide interactive online games, and development of multimedia transactional technology solutions and services on internet for the entertainment industry. On August 31, 2000, CYOP Barbados acquired 100% of the issued and outstanding shares of Moshpit Entertainment Inc., Canada ("Moshpit"), a company in the business of developing software for interactive online games incorporated under the laws of British Columbia, Canada. Both CYOP Barbados and Moshpit are considered to be in the development stage.

         These consolidated financial statements have been prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficiency. The ability of the Company to continue as a going concern is dependent upon many factors, including the ability of the Company to obtain financing to fund working capital requirements, the degree of competition encountered by the Company, technology risks, government regulation and general economic conditions. The Management's plan in this regard are to raise equity financing as required and keep abreast of the multimedia technology. These financial statements do not include any adjustments that might result from this uncertainty.

2.       SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of Consolidation

                  These interim consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its subsidiaries CYOP Barbados and Moshpit.


MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         (a)      Basis of Consolidation (continued)

                  The consolidated balance sheets, as at June 30, 2001 and December 31, 2000 include the assets and liabilities of the Company, CYOP Barbados and Moshpit. The consolidated statements of operations for the three-month and the six-month periods ended June 30, 2001 and the cumulative period from October 1, 1999 (commencement) to June 30, 2001 include the operating results of the Company, CYOP Barbados and Moshpit for the periods and cumulative period then ended. Significant inter-company accounts and transactions have been eliminated.

         (b)      Basis of Presentation

                  These interim consolidated financial statements have been prepared using the same accounting policies and methods of their application as the most recent annual consolidated financial statements of the Company. These interim consolidated financial statements do not include all disclosures normally provided in the annual consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000. In management's opinion, all adjustments necessary for fair presentation have been included in these interim consolidated financial statements. Interim results are not necessary indicative of the results expected for the fiscal year. Certain comparative figures have been reclassified to conform to the current period's presentation.

         (c)      Accounting Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

         (d)      Cash Equivalents

                  Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. As at June 30, 2001 and December 31, 2000, cash and cash equivalents consist of cash only.



MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (e)      Fixed Assets

                  Fixed assets are recorded at historical cost. Depreciation is charged to earnings in amounts sufficient to allocate the costs over their estimated useful lives, as follows:



                      Audio and visual equipment          20% declining-balance basis
                      Computer hardware                   30% declining-balance basis
                      Computer software                  100% declining-balance basis
                      Office furniture and equipment      20% declining-balance basis
                      Leasehold improvements              20% straight-line basis


         (f)      Software Development Costs

                  Software development costs are charged to expenses as incurred.

         (g)      Advertising and Promotion

                  The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the six months ended June 30, 2001 amounted to $100,615.

         (h)      Foreign Currency Transactions

                  The Company and CYOP Barbados maintain their accounting records in their functional currency (i.e., US dollars). Foreign currency transactions are translated into their functional currency in the following manner.

                  At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

         (i)      Foreign Currency Translations

                  Assets and liabilities of Moshpit, whose functional currency is Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate. Gain and losses from such translations are included in stockholders' equity, as a component of other comprehensive income.

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         (j)      Income Taxes

                  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date.

         (k)      Impairment

                  Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. If impairment is deemed to exist, the assets will be written down to fair value.

         (l)      Comprehensive Income

                  The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its consolidated Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS NO. 130 did not change the current accounting treatments for components of comprehensive income.

         (m)      Financial Instruments and Concentration of Risks

                  Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         (m)      Financial Instruments and Concentration of Risks (continued)

                  The carrying value of cash and cash equivalents, deposits, other receivable, refundable tax credits, demand loans receivable, bank overdraft, demand loans payable, accounts payable and accrued liabilities and short-term loans approximate their fair values because of the short-term maturity of these instruments.

                  Moshpit is operating in Canada, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Canadian dollars.

                  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risk.

         (n)      Reporting on Costs of Start-Up Activities

                  The Company has adopted the Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities" issued by the American Institute of Certified Public Accountants on the financial reporting of start-up costs and organization costs. It requires costs to be expensed as incurred.

                  The Company charged all start-up costs to expenses as incurred.

         (o)      Accounting for Derivative Instruments and Hedging Activities

                  The Company has adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         (p)      Net Income (Loss) Per Share

                  Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Convertible loan and option to purchase 45,000 shares of common stock outstanding during the three-month and six-month period ended June 30, 2001 were not included in the net income
                  (loss) per share computation, as the effect of including them would be anti-dilutive.

         (q)      Stock-based Compensation

                  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation". SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

3.       ACQUISITION OF CYOP SYSTEMS INC., BARBADOS

         On November 3, 2000, the Company acquired 100% of the issued and outstanding common shares of CYOP Barbados. As the Company was a non-operating shell company, the transaction resulted in the management of CYOP Barbados having effective operating control of the combined company, with the shareholders of the Company continuing only as passive investors. Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction. Under this basis of accounting, CYOP Barbados has been identified as the acquirer and, accordingly, the combined company is considered to be a continuation of the operations of CYOP Barbados with the net liabilities of the Company deemed to have been assumed by CYOP Barbados.

         The net liabilities of the Company assumed by CYOP Barbados are summarized as follows:

         ---------------------------------------------------

         Current assets                         $     2,399
         Current liabilities                        (12,100)
         ---------------------------------------------------

         Net liabilities assumed                $    (9,701)
         ===================================================

4.       DEPOSITS

         The deposits are interest bearing at 4.2% per annum, and are hypothecated for merchant visa accounts.

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.       FIXED ASSETS

         -----------------------------------------------------------------------
                                                     June 30, 2001
         -----------------------------------------------------------------------
                                                       Accumulated      Net book
                                                Cost  depreciation         Value
         -----------------------------------------------------------------------

         Audio and visual equipment         $ 22,207      $  4,222      $ 17,985
         Computer hardware                   199,861        60,371       139,490
         Computer software                     3,251         2,240         1,011
         Office furniture and equipment        9,891         1,632         8,259
         -----------------------------------------------------------------------

         Total                              $235,210      $ 68,465      $166,745
         =======================================================================

         -----------------------------------------------------------------------
                                                   December 31, 2000
         -----------------------------------------------------------------------
                                                       Accumulated      Net book
                                                Cost  depreciation         Value
         -----------------------------------------------------------------------



         Audio and visual equipment        $  22,411      $  2,241      $ 20,170
         Computer hardware                   204,682        33,549       171,133
         Computer software                     3,280         1,640         1,640
         Office furniture and equipment        9,982         1,043         8,939
         Leasehold improvements               38,182         3,818        34,364
         -----------------------------------------------------------------------

         Total                             $ 278,537      $ 42,291      $236,246
         -----------------------------------------------------------------------
         -----------------------------------------------------------------------


         For the six months ended June 30, 2001, depreciation expenses of $33,739 were charged to expenses.

6.       Software Development Costs

         -----------------------------------------------------------------------
                                                           June 30   December 31
                                                              2001          2000
         -----------------------------------------------------------------------

         Balance, beginning of period                     $    100    $     100
         Salaries and benefits                             387,453      715,198
         Depreciation on fixed assets                       30,049       33,622
         Expense recoveries                                (58,643)          --
         -----------------------------------------------------------------------

                                                           358,959      748,920
         Software development costs charged to expenses   (358,859)    (748,820)
         -----------------------------------------------------------------------

         Balance, end of period                          $     100    $     100
         -----------------------------------------------------------------------
         -----------------------------------------------------------------------

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       LOANS



         (a)      Demand loans

                  --------------------------------------------------------------------------------------------------------
                                                                                              June 30          December 31
                                                                                                 2001                 2000
                  --------------------------------------------------------------------------------------------------------
                  i.     Interest at the Bank of Montreal's prime lending
                         rate of 6.0% plus 1.5% per annum and unsecured:
                         - Mitchell White - director: Cdn$1,122,493                      $    725,054          $   428,642
                           (2000:Cdn$643,048)
                         - Greenday Inc. - shareholder                                        296,487              296,487
                         - Cyber Roads Inc.                                                   178,519              178,519
                         - Tapijkabouter BV                                                    99,157               99,157
                  --------------------------------------------------------------------------------------------------------
                                                                                            1,299,217            1,002,805

                  ii.    Interest at the Hongkong Bank of Canada's
                         prime lending rate of 6.0% plus 1% per annum and
                         unsecured:
                         - Ameera Group Inc.                                                   75,000               75,000

                  iii.     Non-interest bearing and unsecured:
                         - Tapijkabouter BV                                                   100,000              100,000
                  --------------------------------------------------------------------------------------------------------

                                                                                         $  1,474,217          $ 1,177,805
                  ========================================================================================================


         (b)      Short-term loan

                  --------------------------------------------------------------------------------------------------------
                                                                                              June 30          December 31
                                                                                                 2001                 2000
                  --------------------------------------------------------------------------------------------------------
                  i.     Interest at 40% per annum, due on July 25, 2001,
                         convertible to 20,000 shares of common stock of the
                         Company at due date:
                         - Kornfeld MacOff (Cdn$25,000)                                  $     16,513          $       --

                  ii.    Interest at 10% per annum, due on June 1, 2002:
                         - RedRuth Ventures                                                   209,875                  --
                  --------------------------------------------------------------------------------------------------------

                                                                                         $    226,388          $       --
                  ========================================================================================================



MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       RELATED PARTY TRANSACTIONS

         Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

         (a) Accounts payable and accrued liabilities include $73,342 interest accrued to a director and a shareholder of the Company.

         (b) Accounting fees of $10,338 were paid to a company controlled by individuals related to a director of the Company and were charged to expenses.

         (c) Interest expenses of $33,059 were accrued to a director and a shareholder of the Company and were charged to expenses.

         (d) Professional fees of $5,000 were paid to an individual related to a director of the Company and were charged to expenses.

         (e) Demand loans include $1,021,541 due to a director and a shareholder of the Company. These demand loans bear interests at the Bank of Montreal's prime lending rate of 6.0% plus 1.5% per annum and are unsecured (see Note 7ai).

9.       COMMITMENTS

         (a) Moshpit has entered into lease contracts for automobiles and computer equipment with minimum lease payments for the year ending December 31st, as follows:

                           -------------------------------------
                           2001                      $  35,135
                           2002                         92,938
                           2003                         81,759
                           2004                         20,351
                           -------------------------------------

                           Total                     $ 230,183
                           =====================================


         (b) The Company has entered into contracts with service providers to pay for the services received partly by cash and partly by issuance of common stock of the Company when the common stock are freely trading in the equity market. As at June 30, 2001, 33,705 shares of common stock of the Company are to be issued for services received.

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

10.      INCOME TAXES

         (a) A reconciliation of the statutory income tax to the Company's effective income tax rate is as follows:


                  ----------------------------------------------
                  Statutory income tax rate                15%
                  Tax losses not benefited                (15%)
                  ----------------------------------------------

                  Effective income tax rate                --
                  ==============================================

         (b) The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:



                  -----------------------------------------------------------------------------------------
                  Undepreciated capital cost of capital assets over their net book value       $   20,000

                  Estimated tax loss carryforwards                                                969,000

                  Less: valuation allowance                                                      (989,000)
                  -----------------------------------------------------------------------------------------

                                                                                               $       --
                  =========================================================================================



                  The valuation allowance reflects the Company's estimate that the tax assets, more likely than not, will not be realized.

                  As at June 30, 2001, the Company has non-capital losses of approximately $2,176,000 which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2008.

11.      STOCK OPTION

         On May 8, 2001, the Company granted a stock option to a service provider to acquire 25,000 shares of common stock at a price of US$1 per share. The stock option expires on May 9, 2004.

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


12.      SEGMENTED INFORMATION

         (a)      Industry Information

                  The Company operates in one reportable operating segment, being in the developing and providing multimedia transactional technology solutions and services on internet for the entertainment industry.

         (b)      Geographic Information

                  All the Company's operations and fixed assets are located in Canada.

13.      SUBSEQUENT EVENTS

         The short-term loan of $16,513 (Cdn$25,000) due on July 25, 2001 was extended to January 25, 2002 with interest rate at 40% per annum, convertible to 20,000 shares of common stock of the Company at due date (Note 7bi).

14.      COMPARATIVE FIGURES

         Certain 2000 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2001.


MOORE STEPHENS ELLIS FOSTER LTD.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended June 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

In the three months ended June 30, 2001, we earned revenue of US$58,643 from website development. This is not our core business. We have been primarily focused on developing our product for market launch. Management has financed our operations to date. Management will continue to fund our operations through shareholders loans for the next 12 months or until such time as we are able to raise equity or debt financing privately, through a public listing, or until we have positive cash flow. We can satisfy our cash requirements solely from funds loaned by management for approximately 12 months. However, management is not under any contractual obligation to provide continued funding. We will spend approximately $2 million in additional capital in the next 12 months to maintain current operations at our current expenditure rate. Additional funds in the amount of $500,000 will be required for a complete launch of the Bloodmoney Universe including a full marketing budget.

We anticipate maintaining our staff of 19 persons during the next 12 months. We do not expect to acquire any material physical assets or significant equipment in the next 12 months. We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

We launched our first pay-for-play online video game, Urban Mercenary in February, 2001. In March, 2001, the Company secured the Canadian Imperial Bank of Commerce as the Company's merchant account processor. Also in March, 2001, the Company hosted a trade booth at the Computer Gamers and Developers Conference (CDGC) in California. The Company signed seven letters of intent with game developers as a result of its exposure at the CDGC conference.

In June, 2001, we signed a licensing contract with Bingo.com. This contract calls for our company to provide front end game development and site management. It is also a licensing agreement under which Bingo.com will use our pay for play transaction software. Bingo.com has approximately 700,000 members playing bingo online. Bingo.com has devised a new format for bingo which is a skill based game and not a game of chance. The Bingo.com site will begin using CYOP's pay for play transaction software commencing in October, 2001.

The Company's agreement with Bingo.com generated revenue of US$58,643 for the fiscal quarter ended June 30, 2001. This revenue was from web site development which will be a sporadic source of revenue for the Company. This revenue has been treated as a software development cost expense recovery in the Company's June 30, 2001 financial statements. This treatment has been applied because the revenue received by the Company in the quarter ended June 30, 2001 was not considered revenue from the Company's core business. The Company's online video game Urban Mercenary is completely developed as is our pay for play transaction software. Our agreement with Bingo.com is the first which will demonstrate the effectiveness of our e-commerce pay for play platform with third party licensees.

Management will continue to fund the Company through shareholders' loans until such time as the Company is financially self supporting. Management of the Company will be aggressively seeking private financing to launch an aggressive marketing campaign for our pay for play network and our flagship video game Urban Mercenary.

In order for our Company to expand it's operations and realize profits from pay for play online video gaming a number of additional steps must be taken. We must continue to maintain and upgrade our software programs and our website. This is an ongoing month to month responsibility which is handled by our current staff members. Funds for this ongoing software maintenance have been budgeted and are covered by funds which are being loaned to our Company by management. In the future, the funds required for ongoing software maintenance will come from revenue from licensing fees or system maintenance fees from pay for play video gaming. Secondly, to increase our Company's exposure and attract players to our website we will be required to complete a full marketing launch of our Bloodmoney Universe. We anticipate that this marketing launch will cost approximately $500,000. Until we complete a marketing launch we cannot expect large volumes of players for our online pay for play video game. Revenues will be derived from licensing fees from third parties. We will also continue to pursue our pending patent applications in the United States. Patent protection will improve our competitive position in the online pay for play video gaming industry. We anticipate spending up to an additional $25,000 for costs associated with our patent applications. We anticipate it may take up to one year for our current patent applications to be granted.

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           We filed a Form 8-K on June 13, 2001 changing our
fiscal year end from October 31 to December 31.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYOP SYSTEMS INTERNATIONAL INCORPORATED


Dated:  October 16, 2001            Per:    /s/Mitch White
                                            ------------------------------------
                                            Mitch White, President and Director