Form 10QSB/A
period 2001-06-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2001-11-05
CIK 1111698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          FORM 10-QSB - Amendment No. 1



[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                         Commission file Number: 0-32355


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


Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
September 18, 2001                                   Chartered Accountants

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)



----------------------------------------------------------------------------------------------------------------------
                                                                                       June 30            December 31
                                                                                          2001                   2000
----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                                $             4,751     $           29,480
  Deposits (Note 4)                                                                     27,006                  1,333
  Other receivable                                                                      20,035                      -
  Refundable tax credits                                                                11,785                 16,808
  Demand loans, interest at 12% per annum and unsecured                                115,704                      -
  Prepaid expenses                                                                      39,506                 49,659
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                   218,787                 97,280

FIXED ASSETS (Note 5)                                                                  166,745                236,246

SOFTWARE DEVELOPMENT COSTS (Note 6)                                                        100                    100
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $        385,632     $          333,626
======================================================================================================================

LIABILITIES

CURRENT
  Bank overdraft                                                              $         16,816     $                -
  Demand loans (Note 7a and 8e)                                                      1,474,217              1,177,805
  Accounts payable and accrued liabilities (Note 8a)                                   751,401                433,062
  Short-term loan (Note 7b)                                                            226,388                      -
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            2,468,822              1,610,867
----------------------------------------------------------------------------------------------------------------------

NATURE AND CONTINUANCE OF OPERATIONS  (Note 1)

COMMITMENTS (Note 9)

STOCKHOLDERS' (DEFICIENCY)

SHARE CAPITAL
  Authorized:
     100,000,000 shares of common stock with a par value
                  of $0.0001 per share
  Issued, allotted and outstanding:
     28,439,975 shares of common stock (2000 - 28,382,975)                               2,844                  2,838

ADDITIONAL PAID-IN CAPITAL                                                             211,431                149,237

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                  16,649                 14,801

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                   (2,314,114)            (1,444,117)
----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' (DEFICIENCY)                                                   (2,083,190)            (1,277,241)
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                              $        385,632     $          333,626
======================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

On behalf of the Board:

/s/Mitch White, Director
------------------------
Mitch White, Director

MOORE STEPHENS ELLIS FOSTER LTD.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

(A development stage company)

Consolidated Statements of Stockholders' Deficiency
Six-Month Period Ended June 30, 2001
(Unaudited)
(Expressed in U.S. Dollars)




                                                                                                                  Page 1 of 2



------------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Compre-
                                                     Common stock               Additional             hensive
                                            ----------------------------           paid-in              income            Deficit
                                                Shares         Amount              capital              (loss)        accumulated
------------------------------------------------------------------------------------------------------------------------------------

Recapitalization as a result of reverse
  acquisition (Note 3)                                  --    $       --      $         69    $       (67,863)    $      (66,465)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                                           (67,863)
                                                                                                 ===============

BALANCE, December 31, 1999                              --              --              69                               (66,465)

Shares issued for cash on
  February 29, 2000                             10,020,500           1,002           1,448                                     --

Shares issued for services on
  February 29, 2000                              9,202,500             920           1,330                                     --

Deficit accumulated as at November 3, 2000              --              --              --                               (14,401)

Recapitalization adjustment (Note 3)                    --                         (2,968)                                 14,401
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AFTER RECAPITALIZATION ADJUSTMENT       19,223,000           1,922           (121)                               (66,465)

Shares allotted for equity of shell
  in stock acquisition (Note 3)                  9,000,000             900        (10,601)                  --                 --

Shares allotted for cash on December 13, 2000      159,975              16         159,959                  --                 --

Other comprehensive income
- foreign currency translation adjustment               --              --              --              16,199                 --

Comprehensive income
  - net (loss) for the period                           --              --              --         (1,377,652)        (1,377,652)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                                   $    (1,361,453)
                                                                                           ====================

BALANCE, December 31, 2000                      28,382,975           2,838         149,237                            (1,444,117)
------------------------------------------------------------------------------------------------------------------------------------






--------------------------------------------------------------------------------------
                                                     Accumulated
                                                           other              Total
                                                         compre-             Stock-
                                                         hensive           holders'
                                                          income       (deficiency)
--------------------------------------------------------------------------------------
Recapitalization as a result of reverse
acquisition (Note 3)                                $      (1,398)    $      (67,794)
--------------------------------------------------------------------------------------

Comprehensive income (loss)


BALANCE, December 31, 1999                                 (1,398)           (67,794)

Shares issued for cash on
  February 29, 2000                                             --              2,450

Shares issued for services on
  February 29, 2000                                             --              2,250

Deficit accumulated as at November 3, 2000                      --           (14,401)

Recapitalization adjustment (Note 3)                            --             11,433
--------------------------------------------       -----------------------------------

BALANCE AFTER RECAPITALIZATION ADJUSTMENT                  (1,398)           (66,062)

Shares allotted for equity of shell
  in stock acquisition (Note 3)                                 --            (9,701)

Shares allotted for cash on December 13, 200                    --            159,975

Other comprehensive income
- foreign currency translation adjustment                   16,199             16,199

Comprehensive income
  - net (loss) for the period                                   --        (1,377,652)
--------------------------------------------       -----------------------------------

Comprehensive income (loss)


BALANCE, December 31, 2000                          $       14,801    $   (1,277,241)








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Stockholders' Deficiency
Six-month Period Ended June 30, 2001
(Unaudited)
(Expressed in U.S. Dollars)



                                                                                                                     Page 2 of 2
--------------------------------------------------------------------------------------------------------------------------------


                                                                                                                 Compre-
                                                               Common stock               Additional             hensive
                                                       ------------------------------        paid-in              income
                                                          Shares         Amount              capital              (loss)
--------------------------------------------------------------------------------------------------------------------------------

(continued from page 1)

BALANCE, December 31, 2000                                28,382,975           2,838         149,237

Shares allotted for cash at $1.00 per share                   44,000               5          43,995

Shares allotted for cash at $1.40 per share                   13,000               1          18,199

Other comprehensive income
  - foreign currency translation adjustment                       --              --              --    $          1,848

Comprehensive income
  - net (loss) for the period                                     --                                           (869,997)
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                                             $      (868,149)
                                                                                                     ====================

BALANCE, June 30, 2001                                    28,439,975    $      2,844    $    211,431
=====================================================================================================



-------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                                                    other              Total
                                                                                  compre-             Stock-
                                                               Deficit            hensive           holders'
                                                           accumulated             income       (deficiency)
-------------------------------------------------------------------------------------------------------------


(continued from page 1)

BALANCE, December 31, 2000                                 (1,444,117)             14,801        (1,277,241)

Shares allotted for cash at $1.00 per share                          -                  -             44,000

Shares allotted for cash at $1.40 per share                          -                  -             18,200

Other comprehensive income
  - foreign currency translation adjustment                          -              1,848              1,848

Comprehensive income
  - net (loss) for the period                                (869,997)                  -          (869,997)
-------------------------------------------------------    --------------------------------------------------

Comprehensive income (loss)


BALANCE, June 30, 2001                                     $(2,314,114)    $       16,649    $   (2,083,190)
=======================================================    ==================================================







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Operations
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)


------------------------------------------------------------------------------------------
                                           Three Months    Six Months      Cumulative from
                                                  Ended         Ended      October 1, 1999
                                                June 30       June 30           to June 30
                                                   2001          2001                 2001
------------------------------------------------------------------------------------------


EXPENSES
  Accounting and audit                     $     10,938    $     25,084    $     89,482
  Advertising and promotion                      11,457         100,615         176,402
  Automobile                                     15,735          29,656          63,260
  Bank charges and interest (Note 8c)            41,785          67,696         121,997
  Depreciation of fixed assets                    2,036           3,690          11,095
  Legal and other professional fees              43,287          73,852         193,572
  Office and miscellaneous                       20,363          46,459         110,099
  Rent                                           17,873          34,659          63,127
  Salaries and benefits                          42,935          74,711         249,749
  Software development costs (Note 6)            71,621         358,859       1,137,107
  Telephone and bandwidth                         4,159           6,544          22,780
  Travel                                          5,133           6,903          21,241
  Foreign exchange (gain) loss                  (40,983)          9,216          22,150
----------------------------------------------------------------------------------------

OPERATING LOSS                                 (246,339)       (837,944)     (2,282,061)

Leasehold improvements write off                 31,725          31,725          31,725
Loss on disposal of fixed assets                    328             328             328
----------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                    $   (278,392)   $   (869,997)   $ (2,314,114)
========================================================================================

LOSS PER SHARE
    Basic and diluted                      $      (0.01)   $      (0.03)
========================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    Basic and diluted                        28,437,213      28,426,776
========================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)



-------------------------------------------------------------------------------------------------------
                                                          Three Months   Six Months     Cumulative from
                                                                 Ended        Ended     October 1, 1999
                                                               June 30      June 30          to June 30
                                                                  2001         2001                2001
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) for the period                               $  (278,392)   $  (869,997)      $(2,314,114)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    - depreciation of fixed assets                             17,200         33,739            76,471
    - fixed assets write off                                   31,725         31,725            31,725
    - loss on disposal of fixed assets                            328            328               328
    - exchange (gain) loss on fixed assets                     (8,149)         3,089             3,089
-------------------------------------------------------------------------------------------------------

                                                             (237,288)      (801,116)       (2,202,501)
  CHANGES IN ASSETS AND LIABILITIES:
    - deposits                                                 (1,085)       (25,673)          (25,673)
    - other receivable                                        (20,035)       (20,035)          (20,035)
    - refundable tax credits                                   10,579          5,023           (11,785)
    - demand loans                                           (115,704)      (115,704)         (115,704)
    - prepaid expenses                                         (6,565)        10,153           (40,839)
    - accounts payable and accrued liabilities                158,961        318,339           743,432
-------------------------------------------------------------------------------------------------------

                                                             (211,137)      (629,013)       (1,673,105)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capitalized software development costs                         --             --                (100)
  Disposal of fixed assets                                      6,806          6,806             6,806
  Purchase of fixed assets                                       --           (6,186)         (285,164)
-------------------------------------------------------------------------------------------------------
                                                                6,806            620          (278,458)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Shares allotted for cash                                     11,300         82,200           242,244
  Cancellation of shares allotted                             (20,000)       (20,000)          (20,000)
  Proceeds from demand loans                                   68,880        296,412         1,474,217
  Proceeds from short-term loans                              226,388        226,388           226,388
-------------------------------------------------------------------------------------------------------
                                                              286,568        585,000         1,922,849
-------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE ON FOREIGN CURRENCY TRANSLATION       (85,487)         1,848            16,649
-------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                          (3,250)       (41,545)          (12,065)

CASH AND CASH EQUIVALENTS (DEFICIENCY),
  beginning of period                                          (8,815)        29,480              --
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS (DEFICIENCY), end of period     $   (12,065)   $   (12,065)      $   (12,065)
=======================================================================================================

CASH AND CASH EQUIVALENTS (DEFICIENCY)
  REPRESENTED BY:
  Cash                                                    $     4,751    $     4,751       $     4,751
  Bank overdraft                                              (16,816)       (16,816)          (16,816)
-------------------------------------------------------------------------------------------------------
                                                          $   (12,065)   $   (12,065)      $   (12,065)
=======================================================================================================




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

         The net liabilities of the Company assumed by CYOP Barbados are summarized as follows:

         ----------------------------------------------------------------------

         Current assets                                            $     2,399
         Current liabilities                                           (12,100)
         ----------------------------------------------------------------------
         Net liabilities assumed                                   $    (9,701)
         =======================================================================

4.       DEPOSITS

         The deposits are interest bearing at 4.2% per annum, and are hypothecated for merchant visa accounts.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.       FIXED ASSETS



         -----------------------------------------------------------------------------------------------------------------
                                                                                        June 30, 2001
         -----------------------------------------------------------------------------------------------------------------
                                                                            Cost          Accumulated            Net book
                                                                                         depreciation               Value
         -----------------------------------------------------------------------------------------------------------------

         Audio and visual equipment                                 $     22,207          $     4,222         $    17,985
         Computer hardware                                               199,861               60,371             139,490
         Computer software                                                 3,251                2,240               1,011
         Office furniture and equipment                                    9,891                1,632               8,259
         -----------------------------------------------------------------------------------------------------------------
         Total                                                      $   235,210           $    68,465         $   166,745
         =================================================================================================================


         -----------------------------------------------------------------------------------------------------------------
                                                                                   December 31, 2000
         -----------------------------------------------------------------------------------------------------------------
                                                                            Cost          Accumulated            Net book
                                                                                         depreciation               Value
         -----------------------------------------------------------------------------------------------------------------

         Audio and visual equipment                                  $    22,411            $    2,241         $   20,170
         Computer hardware                                               204,682                33,549            171,133
         Computer software                                                 3,280                 1,640              1,640
         Office furniture and equipment                                    9,982                 1,043              8,939
         Leasehold improvements                                           38,182                 3,818             34,364
         -----------------------------------------------------------------------------------------------------------------
         Total                                                       $   278,537            $   42,291         $  236,246
         =================================================================================================================


         For the six months ended June 30, 2001, depreciation expenses of $33,739 were charged to expenses.

6.       SOFTWARE DEVELOPMENT COSTS



         -----------------------------------------------------------------------------------------------------------------
                                                                                             June 30           December 31
                                                                                                2001                  2000
         -----------------------------------------------------------------------------------------------------------------

         Balance, beginning of period                                                  $         100        $          100
         Salaries and benefits                                                               387,453               715,198
         Depreciation on fixed assets                                                         30,049                33,622
         Expense recoveries                                                                  (58,643)                    -
         -----------------------------------------------------------------------------------------------------------------

                                                                                             358,959               748,920
         Software development costs charged to expenses                                     (358,859)             (748,820)
         -----------------------------------------------------------------------------------------------------------------

         Balance, end of period                                                        $         100        $          100
         ==================================================================================================================


CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       LOANS

         (a)      Demand loans



         -----------------------------------------------------------------------------------------------------------------
                                                                                              June 30          December 31
                                                                                                 2001                 2000
         -----------------------------------------------------------------------------------------------------------------

                  i.     Interest at the Bank of Montreal's prime
                         lending rate of 6.0% plus 1.5% per annum and unsecured:
                         - Mitchell White - director: Cdn$1,122,493                      $    725,054       $      428,642
                           (2000:Cdn$643,048)
                         - Greenday Inc. - shareholder                                        296,487              296,487
                         - Cyber Roads Inc.                                                   178,519              178,519
                         - Tapijkabouter BV                                                    99,157               99,157
         -----------------------------------------------------------------------------------------------------------------
                                                                                            1,299,217            1,002,805

                  ii.    Interest at the Hongkong Bank of Canada's
                         prime lending rate of 6.0% plus 1% per annum and
                         unsecured:
                         - Ameera Group Inc.                                                   75,000               75,000

                  iii.     Non-interest bearing and unsecured:                                                     100,000
                         - Tapijkabouter BV                                                   100,000
         -----------------------------------------------------------------------------------------------------------------
                                                                                         $  1,474,217       $    1,177,805
         =================================================================================================================


(b)      Short-term loan



         -----------------------------------------------------------------------------------------------------------------
                                                                                              June 30          December 31
                                                                                                 2001                 2000
         -----------------------------------------------------------------------------------------------------------------


                  i.     Interest at 40% per annum, due on July 25, 2001,
                         convertible to 20,000 shares of common stock of the
                         Company at due date:
                         - Kornfeld MacOff (Cdn$25,000)                                  $     16,513       $         --

                  ii.      Interest at 10% per annum, due on June 1, 2002:
                         - RedRuth Ventures                                                   209,875                 --
         -----------------------------------------------------------------------------------------------------------------

                                                                                         $    226,388       $         --
         =================================================================================================================


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

9.       COMMITMENTS

(a) Moshpit has entered into lease contracts for automobiles and computer equipment with minimum lease payments for the year ending December 31st, as follows:

                           -----------------------------------------------
                           2001                            $       35,135
                           2002                                    92,938
                           2003                                    81,759
                           2004                                    20,351
                           -----------------------------------------------

                           Total                           $      230,183
                           ===============================================


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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


10.      INCOME TAXES

         (a) A reconciliation of the statutory income tax to the Company's effective income tax rate is as follows:



                  -------------------------------------------------------------
                  Statutory income tax rate                                15%
                  Tax losses not benefited                                (15%)
                  -------------------------------------------------------------

                  Effective income tax rate                                 --
                  =============================================================

         (b) The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:

                  --------------------------------------------------------------
                  Undepreciated capital cost of capital assets over their net
                  book value                                        $    20,000

                  Estimated tax loss carryforwards                      969,000

                  Less: valuation allowance                            (989,000)
                  --------------------------------------------------------------
                                                                    $     --
                  ==============================================================

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


In the three months ended June 30, 2001, we earned revenue of US$58,643 from website development. This is not our core business. We have been primarily focused on developing our product for market launch. Management has financed our operations to date. Management will continue to fund our operations through shareholders loans for the next 12 months or until such time as we are able to raise equity or debt financing privately, through a public listing, or until we have positive cash flow. We can satisfy our cash requirements solely from funds loaned by management for approximately 12 months. However, management is not under any contractual obligation to provide continued funding. We will spend approximately $2 million in additional capital in the next 12 months to maintain current operations at our current expenditure rate. In the event management is unable to continue to provide funding to our company, we would be unable to meet payroll obligations, lease payments or obligations to third party contractors and our business would fail. Management advances money to our company on a month to month basis as required. Without cash advances in the form of loans from management, our company would be able to satisfy its current cash requirements for only 30 days. Additional funds in the amount of $500,000 will be required for a complete launch of the Bloodmoney Universe including a full marketing budget. We may be unable to secure these additional funds for up to 12 months.


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


We will license our transaction network software to third party users who have developed pay per use internet games or products which are not associated with or linked to games and products developed and managed by our company. This is not our core business but is a possible immediate source of revenue. Our first licensing agreement has been signed with Bingo.com (Canada) Enterprises Inc. Bingo.com has approximately 700,000 members playing bingo online. Bingo.com has devised a new format for bingo which is a skill based game and not a game of chance. The Bingo.com site began using CYOP's pay for play transaction software in October, 2001. Our agreement with Bingo.com is a software license, technical support and operation of customer service and data centre agreement. Under this agreement, Bingo.com has been granted a worldwide license to use our company's transaction network software to host internet skill based bingo tournaments. Our company is required to provide software support to Bingo.com 24 hours per day, seven days per week, 365 days per year. Our company has also been engaged to operate Bingo.com's customer service centre and data centre which involves receiving and replying to customer information and service requests as well as processing the receipt of fees from and payment of funds to customers of Bingo.com's tournament bingo game. Customers who register to play bingo tournaments pay a network maintenance fee to Bingo.com. Customers also pay tournament entrance fees for each tournament which they sign on to play. All tournament entrance fees are paid out to the customers competing in each tournament based on the rules of participation. Our company receives 25% of network maintenance fees in the form of a license fee from Bingo.com. Our license agreement with Bingo.com requires Bingo.com to pay us a minimum monthly license fee of $60,000. Additionally, Bingo.com is required to pay our company a minimum monthly service fee of $18,000. All network maintenance fees and tournament entrance fees are held in trust on behalf of Bingo.com and/or Bingo.com's customers until their withdrawal or payment out is authorized under the terms of our agreement with Bingo.com and Bingo.com's agreement with each of its customers. Our agreement with Bingo.com may be cancelled by either party on three months' written notice.


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


In order for our Company to expand it's operations and realize profits from pay for play online video gaming a number of additional steps must be taken. We must continue to maintain and upgrade our software programs and our website. This is an ongoing month to month responsibility which is handled by our current staff members. Funds for this ongoing software maintenance have been budgeted and are covered by funds which are being loaned to our Company by management. In the future, the funds required for ongoing software maintenance will come from revenue from licensing fees or system maintenance fees from pay for play video gaming. Secondly, to increase our Company's exposure and attract players to our website we will be required to complete a full marketing launch of our Bloodmoney Universe. We anticipate that this marketing launch will cost approximately $500,000. Until we complete a marketing launch we cannot expect large volumes of players for our online pay for play video game. Management will attempt a marketing launch of the Company's Bloodmoney Universe as soon as possible but we may be unable to secure the additional funds for a marketing launch for up to 12 months. Revenues will be derived from licensing fees from third parties. We will also continue to pursue our pending patent applications in the United States. Patent protection will improve our competitive position in the online pay for play video gaming industry. We anticipate spending up to an additional $25,000 for costs associated with our patent applications. We anticipate it may take up to one year for our current patent applications to be granted.

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

                             CYOP SYSTEMS INTERNATIONAL INCORPORATED



Dated:  November 1, 2001     Per:    /s/Mitch White
                                     -------------------------------
                                     Mitch White, President, C.F.O. and Director