Form 10QSB
period 2001-09-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2001-11-16
CIK 1111698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,439,975 common shares as at September 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                     CYOP SYSTEMS INTERNATIONAL INCORORATED


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet as of December 31, 2000 and September 30, 2001

                  Statement of Operations for the period ended
                  September 30, 2001

                  Consolidated Statements of Cash Flows for the period ended September 30, 2001

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

                           Consolidated Financial Statements
                           (EXPRESSED IN U.S. DOLLARS)
                           September 30, 2001
                           (Unaudited - Prepared by management)





                           INDEX
                           -----

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

                           Consolidated Statements of Operations

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Balance Sheets
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)



=================================================================================================================

                                                                              September 30            December 31
                                                                                      2001                   2000
-----------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                                    $     6,336            $    29,480
  Deposits (Note 4)                                                                 25,756                  1,333
  Other receivable                                                                 120,508                   --
  Refundable tax credits                                                              --                   16,808
  Demand loans, interest at 12% per annum and unsecured                            153,370                   --
  Prepaid expenses                                                                  27,483                 49,659
-----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                               333,453                 97,280

FIXED ASSETS (NOTE 5)                                                              143,381                236,246

SOFTWARE DEVELOPMENT COSTS (NOTE 6)                                                    100                    100
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $   476,934            $   333,626
=================================================================================================================

LIABILITIES

CURRENT
  Bank overdraft                                                               $    21,443            $      --
  Demand loans (Note 7a and 8e)                                                  1,431,823              1,177,805
  Accounts payable and accrued liabilities (Note 8a)                               771,367                433,062
  Short-term loan (Note 7b)                                                        378,501                   --
-----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                        2,603,134              1,610,867
-----------------------------------------------------------------------------------------------------------------

NATURE AND CONTINUANCE OF OPERATIONS  (NOTE 1)

COMMITMENTS (NOTE 9)

STOCKHOLDERS' (DEFICIENCY)

SHARE CAPITAL
  Authorized:
           100,000,000 shares of common stock with a par value
                         of $0.0001 per share
  Issued and outstanding:
            28,439,975 shares of common stock (2000 - 28,382,975)                    2,844                  2,838

ADDITIONAL PAID-IN CAPITAL                                                         211,431                149,237

ACCUMULATED OTHER COMPREHENSIVE INCOME                                             119,336                 14,801

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                (2,459,811)            (1,444,117)
-----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' (DEFICIENCY)                                                (2,126,200)            (1,277,241)
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                               $   476,934            $   333,626
=================================================================================================================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

On behalf of the Board:             /s/Mitch White, Director
                                    ------------------------
                                    Mitch White, Director

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Stockholders' Deficiency
Nine-Month Period Ended September 30, 2001
(Unaudited - Prepared by management)                                 Page 1 of 2
(Expressed in U.S. Dollars)



====================================================================================================================================
                                                                                                       Accumulated
                                                                               Compre-                       other            Total
                                        Common stock         Additional        hensive                     compre-           Stock-
                                   ------------------------     paid-in         income        Deficit      hensive         holders'
                                       Shares      Amount       capital         (loss)    accumulated       income     (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Recapitalization as a result of
  reverse acquisition (Note 3)           --      $   --      $     69    $    (67,863)   $    (66,465)   $  (1,398)   $    (67,794)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                   (67,863)
                                                                         ============


BALANCE, December 31, 1999               --          --            69                         (66,465)      (1,398)        (67,794)

Shares issued for cash on
  February 29, 2000                10,020,500       1,002       1,448                            --           --             2,450

Shares issued for services on
  February 29, 2000                 9,202,500         920       1,330                            --           --             2,250

Deficit accumulated as at
  November 3, 2000                       --          --          --                           (14,401)        --           (14,401)

Recapitalization adjustment
  (Note 3)                               --          --        (2,968)                         14,401         --            11,433
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AFTER RECAPITALIZATION
  ADJUSTMENT                       19,223,000       1,922        (121)                        (66,465)      (1,398)        (66,062)

Shares issued for equity of shell
  in stock acquisition (Note 3)     9,000,000         900     (10,601)           --              --           --            (9,701)

Shares issued for cash on
  December 13, 2000                   159,975          16     159,959            --              --           --           159,975

Other comprehensive income
- foreign currency translation
  adjustment                             --          --          --            16,199            --         16,199          16,199

Comprehensive income
  - net (loss) for the period            --          --          --        (1,377,652)     (1,377,652)        --        (1,377,652)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                              $ (1,361,453)
                                                                         ============


BALANCE, December 31, 2000         28,382,975       2,838     149,237                     (1,444,117)   $  14,801    $ (1,277,241)
------------------------------------------------------------------------------------------------------------------------------------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Stockholders' Deficiency
Nine-month Period Ended September 30, 2001
(Unaudited - Prepared by management)                                 Page 2 of 2
(EXPRESSED IN U.S. DOLLARS)


====================================================================================================================================

                                                                                                        Accumulated
                                                                               Compre-                        other          Total
                                     Common stock           Additional         hensive                      compre-         Stock-
                                -----------------------        paid-in          income       Deficit        hensive        holders'
                                   Shares        Amount        capital          (loss)   accumulated         income    (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

(continued from page 1)

BALANCE, December 31, 2000     28,382,975         2,838        149,237                    (1,444,117)        14,801     (1,277,241)

Shares issued for cash at
   $1.00 per share                 44,000             5         43,995                          --             --           44,000

Shares issued for cash at
   $1.40 per share                 13,000             1         18,199                          --             --           18,200

Other comprehensive income
  - foreign currency
    translation adjustment           --            --             --      $   104,535           --          104,535        104,535

Comprehensive income
  - net (loss) for the period        --                                    (1,015,694)    (1,015,694)          --       (1,015,694)

------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                               $  (911,159)
                                                                          ===========

BALANCE, September 30, 2001    28,439,975      $  2,844    $   211,431                   $(2,459,811)     $ 119,336    $(2,126,200)
======================================================================                   ===========================================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)


-----------------------------------------------------------------------------------------------------------
                                               Three Months             Nine Months         Cumulative from
                                                      Ended                   Ended         October 1, 1999
                                               September 30            September 30         to September 30
                                                       2001                    2001                    2001
-----------------------------------------------------------------------------------------------------------
EXPENSES
  Accounting and audit                          $     5,804             $    30,888             $    95,286
  Advertising and promotion                              61                 100,676                 176,463
  Automobile                                         13,645                  43,301                  76,905
  Bank charges and interest (Note 8c)                28,895                  96,591                 150,892
  Depreciation of fixed assets                        1,904                   5,594                  12,999
  Legal and other professional fees                  45,372                 119,224                 238,944
  Office and miscellaneous                           17,894                  64,353                 127,993
  Rent                                                8,814                  43,473                  71,941
  Salaries and benefits                              42,460                 117,171                 292,209
  Software development costs,
    net of recoveries (Note 6)                      (73,057)                285,802               1,064,050
  Telephone and bandwidth                             8,791                  15,335                  31,571
  Travel                                                121                   7,024                  21,362
  Foreign exchange loss                              45,120                  54,336                  67,270
-----------------------------------------------------------------------------------------------------------

OPERATING LOSS                                     (145,824)               (983,768)             (2,427,885)

Leasehold improvements write off                       (183)                 31,542                  31,542
Loss on disposal of fixed assets                         56                     384                     384
-----------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                         $  (145,697)            $(1,015,694)            $(2,459,811)
===========================================================================================================

LOSS PER SHARE
    Basic and diluted                           $     (0.01)            $     (0.02)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    Basic and diluted                            28,439,975              48,431,224
===========================================================================================================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)


===================================================================================================================
                                                             Three Months          Nine Months      Cumulative from
                                                                    Ended                Ended      October 1, 1999
                                                             September 30         September 30      to September 30
                                                                     2001                 2001                 2001
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) for the period                                   $  (145,697)         $(1,015,694)         $(2,459,811)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    - depreciation of fixed assets                                 15,761               49,500               92,232
    - fixed assets write off                                         (183)              31,542               31,542
    - loss on disposal of fixed assets                                 56                  384                  384
    - exchange loss on fixed assets                                 7,729               10,819               10,819
-------------------------------------------------------------------------------------------------------------------

                                                                 (122,334)            (923,449)          (2,324,834)
  Changes in assets and liabilities:
    - deposits                                                      1,250              (24,423)             (24,423)
    - other receivable                                           (100,473)            (120,508)            (120,508)
    - refundable tax credits                                       11,785               16,808                 --
    - demand loans                                                (37,666)            (153,370)            (153,370)
    - prepaid expenses                                             12,023               22,176              (28,816)
    - accounts payable and accrued liabilities                     19,966              338,305              763,398
-------------------------------------------------------------------------------------------------------------------

                                                                 (215,449)            (844,461)          (1,888,553)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capitalized software development costs                             --                   --                   (100)
  Disposal of fixed assets                                           --                  6,806                6,806
  Purchase of fixed assets                                           --                 (6,186)            (285,164)
-------------------------------------------------------------------------------------------------------------------

                                                                     --                    620             (278,458)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Shares issued for cash                                             --                 62,200              222,244
  Proceeds from demand loans                                      (42,393)             254,018            1,431,823
  Proceeds from short-term loans                                  152,113              378,501              378,501
-------------------------------------------------------------------------------------------------------------------

                                                                  109,720              694,719            2,032,568
-------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE ON FOREIGN
  CURRENCY TRANSLATION                                            102,687              104,535              119,336
-------------------------------------------------------------------------------------------------------------------


DECREASE IN CASH AND CASH EQUIVALENTS                              (3,042)             (44,587)             (15,107)

CASH AND CASH EQUIVALENTS (DEFICIENCY),
  beginning of period                                             (12,065)              29,480                 --
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS (DEFICIENCY),
 end of period                                                $   (15,107)         $   (15,107)         $   (15,107)
===================================================================================================================

CASH AND CASH EQUIVALENTS (DEFICIENCY) REPRESENTED BY:
  Cash                                                        $     6,336          $     6,336          $     6,336
  Bank overdraft                                                  (21,443)             (21,443)             (21,443)
-------------------------------------------------------------------------------------------------------------------

                                                              $   (15,107)         $   (15,107)         $   (15,107)
===================================================================================================================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


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

         These consolidated financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficiency. The ability of the Company to continue as a going concern is dependent upon many factors, including the ability of the Company to obtain financing to fund working capital requirements, the degree of competition encountered by the Company, technology risks, government regulation and general economic conditions. The Management's plan in this regard are to raise equity financing as required and keep abreast of the multimedia technology. These financial statements do not include any adjustments that might result from this uncertainty.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         (a)      Basis of Consolidation (continued)

                  The consolidated balance sheets, as at September 30, 2001 and December 31, 2000 include the assets and liabilities of the Company, CYOP Barbados and Moshpit. The consolidated statements of operations for the three-month and the nine-month periods ended September 30, 2001 and the cumulative period from October 1, 1999 (commencement) to September 30, 2001 include the operating results of the Company, CYOP Barbados and Moshpit for the periods and cumulative period then ended. Significant inter-company accounts and transactions have been eliminated.

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

         (d)      Cash Equivalents

                  Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. As at September 30, 2001 and December 31, 2000, cash and cash equivalents consist of cash only.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

         (g)      Advertising and Promotion

                  The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the nine months ended September 30, 2001 amounted to $100,676.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         (p)      Net Income (Loss) Per Share

                  Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Convertible loan and option to purchase 45,000 shares of common stock outstanding during the three-month and nine-month period ended September 30, 2001 were not included in the net income (loss) per share computation, as the effect of including them would be anti-dilutive.

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

         The net liabilities of the Company assumed by CYOP Barbados are summarized as follows:

         -------------------------------------------------------

         Current assets                             $     2,399
         Current liabilities                            (12,100)
         -------------------------------------------------------

         Net liabilities assumed                    $    (9,701)
         =======================================================

4.       DEPOSITS

         The deposits are interest bearing at 4.2% per annum, and are hypothecated for merchant visa accounts.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.       FIXED ASSETS



         ---------------------------------------------------------------------------------------------------
                                                                      September 30, 2001
         ---------------------------------------------------------------------------------------------------
                                                                          Accumulated               Net book
                                                          Cost           depreciation                  Value
         ---------------------------------------------------------------------------------------------------

         Audio and visual equipment                   $ 21,178               $  4,934               $ 16,244
         Computer hardware                             190,422                 71,801                118,621
         Computer software                               3,100                  2,321                    779
         Office furniture and equipment                  9,433                  1,696                  7,737
         ---------------------------------------------------------------------------------------------------

         Total                                        $224,133               $ 80,752                143,381
         ===================================================================================================




         ---------------------------------------------------------------------------------------------------
                                                                      December 31, 2000
         ---------------------------------------------------------------------------------------------------
                                                                          Accumulated               Net book
                                                          Cost           depreciation                  Value
         ---------------------------------------------------------------------------------------------------

         Audio and visual equipment                   $ 22,411               $  2,241               $ 20,170
         Computer hardware                             204,682                 33,549                171,133
         Computer software                               3,280                  1,640                  1,640
         Office furniture and equipment                  9,982                  1,043                  8,939
         Leasehold improvements                         38,182                  3,818                 34,364
         ---------------------------------------------------------------------------------------------------

         Total                                        $278,537               $ 42,291               $236,246
         ===================================================================================================




         For the nine months ended September 30, 2001, depreciation expenses of $49,500 were charged to expenses.

6.       SOFTWARE DEVELOPMENT COSTS


         --------------------------------------------------------------------------------
                                                              September       December 31
                                                                   2001              2000
         --------------------------------------------------------------------------------
         Balance, beginning of period                         $     100        $      100
         Salaries and benefits                                  436,247           715,198
         Depreciation on fixed assets                            43,906            33,622
         Expense recoveries                                    (194,351)             --
         --------------------------------------------------------------------------------

                                                                285,902           748,920
         Software development costs charged to expenses        (285,802)         (748,820)
         --------------------------------------------------------------------------------

         Balance, end of period                               $     100        $      100
         ================================================================================


CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       LOANS

         (a)      Demand loans


                  ---------------------------------------------------------------------------------------
                                                                            September 30      December 31
                                                                                    2001             2000
                  ---------------------------------------------------------------------------------------
                  i.   Interest at the Bank of Montreal's prime
                       lending rate of 6.0% plus 1.5% per annum and
                       unsecured:
                       - Mitchell White - director: Cdn$1,077,579             $  682,660       $  428,642
                         (2000:Cdn$643,048)
                       - Greenday Inc. - shareholder                             296,487          296,487
                       - Cyber Roads Inc.                                        178,519          178,519
                       - Tapijkabouter BV                                         99,157           99,157
                  ---------------------------------------------------------------------------------------

                                                                              1,256,823        1,002,805

                  ii.  Interest at the Hongkong Bank of Canada's
                       prime lending rate of 6.0% plus 1% per annum
                       and unsecured:
                       - Ameera Group Inc.                                       75,000           75,000

                  iii. Non-interest bearing and unsecured:
                       - Tapijkabouter BV                                       100,000          100,000
                  ---------------------------------------------------------------------------------------

                                                                             $1,431,823       $1,177,805
                  ======================================================================================



                  (b)      Short-term loan



                  ---------------------------------------------------------------------------------------
                                                                           September 30       December 31
                                                                                   2001              2000
                  ---------------------------------------------------------------------------------------
                  i.   Interest at 40% per annum, due on January
                       25, 2002, convertible to 20,000 shares of
                       common stock of the Company at due date:
                       - Kornfeld MacOff (Cdn$25,000)                        $   15,748       $   --

                  ii.  Interest at 10% per annum, due on June 1, 2002:
                       - RedRuth Ventures                                       362,753           --
                  ---------------------------------------------------------------------------------------

                                                                             $  378,501       $   --
                  =======================================================================================


CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       RELATED PARTY TRANSACTIONS

         Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

         (a) Accounts payable and accrued liabilities include $83,393 interest accrued to a director and a shareholder of the Company.

         (b) Accounting fees of $10,338 were paid to a company controlled by individuals related to a director of the Company and were charged to expenses.

         (c) Interest expenses of $43,110 were accrued to a director and a shareholder of the Company and were charged to expenses.

         (d) Professional fees of $12,800 were paid to an individual related to a director of the Company and were charged to expenses.

         (e) Demand loans include $979,147 due to a director and a shareholder of the Company. These demand loans bear interests at the Bank of Montreal's prime lending rate of 6.0% plus 1.5% per annum and are unsecured (see Note 7ai).

9.       COMMITMENTS

         (a) Moshpit has entered into lease contracts for automobiles and computer equipment with minimum lease payments for the year ending December 31st, as follows:

                           ---------------------------

                           2001              $  16,754
                           2002                 88,635
                           2003                 77,974
                           2004                 19,409
                           ---------------------------

                           Total             $ 202,772
                           ===========================

         (b) The Company has entered into contracts with service providers to pay for the services received partly by cash and partly by issuance of common stock of the Company when the common stock are freely trading in the equity market. As at September 30, 2001, 67,410 shares of common stock of the Company are to be issued for services received.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


10.      INCOME TAXES

         (a) A reconciliation of the statutory income tax to the Company's effective income tax rate is as follows:




              --------------------------------------------------------------------------------------------------------
              Statutory income tax rate                                                                        15%
              Tax losses not benefited                                                                        (15%)
              --------------------------------------------------------------------------------------------------------

              Effective income tax rate                                                                        --
              ========================================================================================================



         (b) The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:




              --------------------------------------------------------------------------------------------------------
              Undepreciated capital cost of capital assets over their net book value                      $    20,000

              Estimated tax loss carryforwards                                                              1,004,000

              Less: valuation allowance                                                                    (1,024,000)
              --------------------------------------------------------------------------------------------------------

                                                                                                          $    --
              ========================================================================================================



              The valuation allowance reflects the Company's estimate that the tax assets, more likely than not, will not be realized.

              As at September 30, 2001, the Company has non-capital losses of approximately $2,176,000 which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2008.

11.      STOCK OPTION

         On May 8, 2001, the Company granted a stock option to a service provider to acquire 25,000 shares of common stock at a price of US$1 per share. The stock option expires on May 9, 2004.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
(A development stage company)

Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited - Prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended September 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

In the six months ended September 30, 2001, we earned revenue of US$194,351 from website development. This is not our core business. We have been primarily focused on developing our product for market launch. Management has financed our operations to date. Management will continue to fund our operations through shareholders loans for the next 12 months or until such time as we are able to raise equity or debt financing privately, through a public listing, or until we have positive cash flow. We can satisfy our cash requirements solely from funds loaned by management for approximately 12 months. However, management is not under any contractual obligation to provide continued funding. We will spend approximately $2 million in additional capital in the next 12 months to maintain current operations at our current expenditure rate. Additional funds in the amount of $500,000 will be required for a complete launch of the Bloodmoney Universe including a full marketing budget.

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

The Company's agreement with Bingo.com generated revenue of US$194,351 for the nine months ended September 30, 2001. This revenue was from web site development which will be a sporadic source of revenue for the Company. This revenue has been treated as a software development cost expense recovery in the Company's September 30, 2001 financial statements. This treatment has been applied because the revenue received by the Company in the quarter ended September 30, 2001 was not considered revenue from the Company's core business. The Company's online video game Urban Mercenary is completely developed as is our pay for play transaction software. Our agreement with Bingo.com is the first which will demonstrate the effectiveness of our e-commerce pay for play platform with third party licensees.

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

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CYOP SYSTEMS INTERNATIONAL INCORPORATED


Dated:  November 15, 2001      Per:  /s/Mitch White
                                     -------------------------------------------
                                     Mitch White, President, C.F.O. and Director