Form 10KSB
period 2001-12-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2002-04-15
CIK 1111698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-32355

                     CYOP SYSTEMS INTERNATIONAL INCORPORATED
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0222927
                     (I.R.S. Employer Identification Number)

                                    Suite 406
                              1040 Hamilton Street
                           Vancouver, British Columbia
                                     V6V 2R9
                    (Address of principal executive offices)

                                 (604) 681-9588
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 as the Registrant's shares are not yet listed or quoted on an exchange.

On December 31, 2001, the number of shares outstanding of the registrant's Common Stock was 28,439,975.

Transitional Small Business Disclosure Format (Check one):  Yes |_|; No |X|

                                TABLE OF CONTENTS

PART I............................................................................................................1
Item 1.  Business.................................................................................................1
Item 2.  Properties...............................................................................................7
Item 3.  Legal Proceedings........................................................................................7
Item 4.  Submission of Matters to a Vote of Security Holders......................................................7
PART II...........................................................................................................7
Item 5.  Market for Common Equity and Related Stockholder Matters.................................................7
Item 6.  Selected Financial Data..................................................................................7
Item 7.  Management's discussion and analysis.....................................................................8
Item 7A. Quantitative and Qualitative Disclosures about market risk..............................................11
PART III.........................................................................................................11
Item 8.  Financial Statements....................................................................................11
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....................21
Item 10.  Directors and Executive Officers of the Registrant.....................................................21
Item 11. Executive Compensation..................................................................................22
Item 12. Security Ownership of certain Beneficial owners and management..........................................24
Item 13.  Certain Relationships and Related Transactions.........................................................24
Part IV..........................................................................................................25
Item 14.  Exhibits, List and Reports on Form 8-K.................................................................25

PART I

Item 1.  Business

INTRODUCTION

Our business model is built on an e-commerce transaction system applied to innovative market niches and existing strong markets in the entertainment industry. Our CYOP transaction network is the backbone to all existing and future ventures and is critical to providing seamless revenue streams and integrated business practices. The key to our products and services is the transactional engine that powers our e-commerce infrastructure. This transactional engine consists of in-house developed proprietary software.

Our in-house developed software creates our unique pay for play platform, which allows real time on line competitions and all of the commercial processing that they involve. This intricate co-ordination of the receipt of fees, processing of game credits and revenue sharing makes our company unique.

Play-For-Pay Tournaments

The concept of professional video gaming is a widely anticipated expansion in the video game industry. Local area network game tournaments are sponsored which generate hundreds of thousands of dollars in top prizes for contestants. We have an infrastructure which we refer to Crediplay to develop the trend of playing video games for money through the establishment of financial gaming accounts for members which allow contestants to compete in multi-player tournaments 24 hours a day, against people from around the world.

We are unaware of any existing or probable government regulations, which would have an adverse affect on the implementation of our current business plan. We are relying on American and Canadian legal opinions to ensure that our business falls within current government regulations in those jurisdictions.

Our network is a transactional platform that links game players to a network of Internet servers that are hosting play-for-pay tournaments. Our network allows Crediplay members to convert money in their financial account into game credits and compete in these tournaments. Successful competitors receive a percentage of tournament entry fees automatically deposited into their accounts.

Our network is organized to generate three core revenue streams: membership fees, play-for-pay network maintenance fees, and credit card processing fees. The crediplay network is operational. To date, a minimal amount of money has been spent marketing our products and services. Accordingly, traffic to our site has been limited. A breakdown of our revenue to date by core revenue stream is provided below.

Network Maintenance Fees

CrediPlay is a new online experience that is based on charging a Network Maintenance Fee (NMF) for each game played over the Internet, including puzzle/Board/Trivia/Learning games, Action Games, Strategy, Driving/Racing and Adventure/Role Play games. The player pays said fee so that he or she may register with, and gain access to any pay for play tournament of skill. After registering, the individual player may then deposits money into a tournament pool, out of which the winner(s) are paid. All of the deposits are paid out to the winners. By structuring the software in this way, CrediPlay has differentiated itself from the I-Gaming industry, as its software is neither based on chance nor accepts third party betting and therefore is in compliance with the existing laws of most Internet rich jurisdictions in the United States and Canada. And with the ability to integrate with popular online games like Quake, the company has the opportunity to gain acceptance by licensing its software to the mainstream I-Games Industry as a viable on going alternative to advertising revenues.

CrediPlay is a platform, which essentially combines online games to a database and allows players to compete against each other for money. It also houses a transaction platform not unlike a virtual bank, which allows players to deposit money using their credit cards, pay for the games and withdraw any winnings.

CrediPlay's software is based on the individual player's skill and knowledge, while most games of chance on the Internet are based on algorithms. Several sets of criteria are introduced that make Skill-Bingo, for example, a competitive game played in tournaments or head to head, where skill, knowledge or a combination of both determines the winning outcome. The following are used to allow for competition between players:

1.       Hand-eye coordination
2.       Reaction time
3.       Dexterity
4.       Spatial memory
5.       Long-term memory
6.       Pattern recognition
7.       Organizational skills
8.       Strategic planning
9.       Game play knowledge, general knowledge and intelligence

Game developers will set a network maintenance fee for their game with higher profile games having a higher network maintenance fee. Our company will advertise the new games. We will enter into agreements with game developers and server operators to share in their network maintenance fees that are all transaction based. Our company earns up to 40% of network maintenance fees splitting the remainder with game developers and game server operators.

Server operators have full control over their tournaments including establishing the entry fee. Our company, game developers and game server operators do not take a percentage of the total accumulated by the entry fee. This total gets disbursed to winners of the tournaments based on set distribution percentages.

Credit Card Processing Fees

Our transaction network receives credit card processing fees for every deposit of cash into a member's financial account. This e-commerce transactional network is also the backbone for additional ventures, which stem from the crediplay network.

Non-Competitive Strategy

We are committed to the Linux open source movement, which allows our members to share and contribute to the development of games. Our members will have access to all information surrounding game development and game hosting. All resources are available to members except the technology behind our processing network.

We allow members to use our technology to become play-for-pay game developers and game server operators. This open source strategy creates new business and integrates and binds members to our transaction network.

We developed the crediplay network as a new playing field for the growing number of people playing games on-line.

Distribution Methods of our Products and Services.

Our product of providing on-line access to pay-for-play video gaming is not distributed in the conventional sense. Rather, video gamers log on to our Internet site and register at one of the membership levels to enter play. We expect that news of our unique site and pay-for-play concept will spread quickly through the on-line gaming community. We also propose to advertise at venues such as the computer game developers conference, electronic entertainment exposition and various on-line traditional video game sites. Word of mouth and our targeted marketing plan will effectively be the way our product is distributed.

Video games have often been dismissed as a rudimentary form of entertainment - lacking the glitz and glamour of Hollywood and prime time television. But, over the past few years, the games industry has been growing faster than any other part of the entertainment business. In terms of revenues, it is now running neck-and-neck with the movie box office. Movies still make much more money once television sales, videos and licensing deals are included.

The video game industry can be segregated into three main technology areas: game developers, platform developers, and game server operators. Game developers create games to be played on different platforms such as those developed by Sony, Sega and Nintendo, on personal computers or on arcade machines. With the introduction of the Internet, games are now hosted on servers where players from around the world log in and play.

In a recent report by Forrester Research, "Pervasive Gaming Goes Mainstream", August 2000, it was found that 80% of game companies expect broadband-connected consoles to be the dominant home game platform by 2003. The Forrester Report suggests that next generation consoles are on route to become "an entire home entertainment system, encompassing games to Web browsing to eCommerce."

Internet-enabled consoles are ushering in a new generation of interactive gaming with technology that utilizes the Internet to create new dimensions in interactive gaming and which will transform the entertainment industry. The report outlines three evolutionary changes in technology that will create pervasive gaming:

         1.   Platforms will connect to the Internet and control TVs.
         2.   Pipes will deliver content at the speed of Broadband.
         3.   People will seamlessly segue from playing games to watching TV.

These changes will force new business models within the industry such as subscription and pay-per-use revenue streams. Advertising revenue will also increase substantially as interactive media advances technologically. Estimates of retail, hardware, subscription/pay-per-use, advertising and product placement sales put total games revenue at near 30 billion dollars by 2005.

Target Market

The myth that most gamers are children also seems to defy the changing gaming demographics. In reality, nearly 75% of PC gamers are adults, with only 30% being under the age of 18. The Forrester Report indicates that 25% of the on-line population plays games on-line, 49% are women and 51% are men, and they have a median age of 39. On-line gamers generate an average yearly income of $49,000 US/year and play an average of 13 hours/week.

Industry Players

Console Developers

The video game industry has some giants that are a dominant force in the marketplace. Sega, Sony, and Nintendo dominate the game platform market with a projected 80% by 2003. Microsoft has recently entered the console market with its Xbox and may become a dominant player in the next few years.




Publishers/Game Developers

Electronic Arts, headquartered in Redwood City, California, is the world's leading interactive entertainment software company. Founded in 1982, Electronic Arts posted revenues of more than $1.2 billion for fiscal 1999. The company develops, publishes and distributes software worldwide for personal computers and video game systems such as the PlayStation(R) and Nintendo(R) 64.

Blizzard Entertainment(R) is a premier publisher of entertainment software. Since establishing the Blizzard label in 1994, the company has quickly become one of the most popular and well-respected makers of computer games. With blockbuster hits including the Warcraft (R) series, the Diablo series, and StarCraft., the company has enjoyed back-to-back number-one selling games, as well as consecutive Game of the Year awards. Blizzard Entertainment operates a free online game service, Battle.net(R), the largest in the world with millions of active users.

As a known leader in the industry and one of the world's leading developers of best selling software, id Software has forged frenetic titles such as Wolfenstein 3-D, DOOM, DOOM II, QUAKE, and QUAKE II. With intense graphics and mind-blowing adventure, id creates frenzied demands worldwide and continues to break retail and shareware sales records. id has proven itself to be genius at more than just software development. Using non-traditional means of product distribution, shareware channels, online services, and the Internet. id has helped to create a new way to market computer games. id's titles have become cultural phenomenon inspiring other developers while spawning mainstream licensing agreements for movie and book series. id games have been featured on prime time TV shows such as Friends and ER and in the movies The Net, Congo and Gross Point Blank.

Game Server Operators

On-line, multi-player games allow for the game player to link to game servers hosting the game. These game servers constitute any corporation or anyone with a server that wishes to host a game. Game server operators have not had a revenue generating model beyond providing a web portal where game players can log on and search for different games being hosted. The best estimate for the number of game servers today is the Championship League or CLQ, which now monitors 218,000 servers and 10,000,000 players on-line.

Professional (for money) Video Game Leagues

Professional video gaming is a new concept that is gaining momentum within the video game industry. Two organizations have evolved to cultivate this new trend.

The Cyberathlete Professional League (CPL) was founded on June 26, 1997. The CPL is a computer gamer's league attempting to transform computer game competitions into a professional sport. The CPL attracts thousands of gamers to its live events and hundreds of thousands of spectators, both live and online. The CPL sets up physical local area network tournaments and receives sponsorship financing. Through its various sponsors, the CPL awards tournament winners as much as $150,000 in cash prizes. The CPL events feature: professional computer game tournaments, large spectator arenas, amateur local area network competitions, hardware and software exhibitions and occasionally a variety of workshops.

Online Athletes (OLA) is member-based professional game league. Members are charged a $25/year membership fee, which gives them a registered server. The league monitors play and distributes cheques to top players each week based on performance.

CYOP Systems and the Video Game Industry

CYOP Systems is positioning itself as an asset to all industry players through its integrated transaction technology. The Bloodmoney Universe is a complete entertainment network where game players can access and play their favorite games for real money distributed to them via their electronic accounts.

Game console developers are creating web browser capabilities within their next generation systems that will enable players to connect to the crediplay network.

Transaction technology within the crediplay network creates a means by which game developers can create play-for-pay versions of their games. Developers can utilize the crediplay network to market and promote their games.

CYOP Systems has created a new business model for game server operators. By simply utilizing the crediplay network, games from their server, can host play-for-pay video games, generating a significant additional source of revenue.

Professional game leagues are limited to physical tournament settings or reliance on sponsorships for financing. The crediplay network creates a 24-hour market of interactive video gaming where players enter tournaments through their own financial accounts and accumulate credits that can be converted back into cash.

As of the date of this annual report, management is unaware of any other company, which offers pay for play video gaming with the capacity to credit players in real time. Assuming that our pending patents are granted, other companies will be restricted from competing against the pay for play games offered through the crediplay network. It is likely we will receive competition from other companies offering online pay for play video gaming, which falls outside of our pending patent protection. These competitors may utilize future off the shelf software systems or custom designed pay for play video software. Our business model is designed to provide financial incentives for game developers and server operators who may otherwise compete against our Company. However, the relative ease with which potential competitors may set up other pay for play Internet sites will likely result in online competition.

How We Plan to Expand Our Business Model

The Company is capitalizing on its experience in the On-Line Gaming Industry by leveraging its experience and contacts in this, the most profitable sector of the Global Digital Economy. And with the ability to integrate with popular online games like Bingo, the company has the opportunity to gain acceptance by licensing its software to the mainstream Internet Portals and Games Sites as a viable on going alternative to advertising and subscription-based revenues

Portals such as Bingo.com have been depending on the Internet Advertising model as their sole source of revenues with moderate success. The addition of the [Pay-for-Play] model allows these portals to further capitalize on their existing database; a demographic of repeat game players. The ease of integration allows companies to add to their core business without any software development costs or expensive downtime. One hundred percent automated, the system registers players in tournaments, runs the tournaments and pays the winners instantly.

The key to the success of our business plan is the development of a sense of community where members can interact, learn and be entertained. Our network is not just a portal to play games for money, although this service alone should generate members. We are a complete, self-evolving virtual world with a story line, interactive chat features and clubs, comic strips, knowledge exchange, shopping network, and music and game downloads and distribution that are all interconnected through member's accounts.

Sources and Availability of Raw Materials

The raw material for the development of our products comes from the imagination and intellect of our in-house software developers. These are the same individuals Moshpit has relied on in the development of its first play-for-pay online video game Urban Mercenary and for the development of our e-commerce transaction network. None of our product development is sourced to outside contractors or sub-contractors nor are we dependent on any other person or company for the supply of goods and services to continue the development of our products.

Risk factors

You should carefully consider the risks described below and the other information in this disclosure and any other filings we make with the SEC in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Operations

Our operating subsidiary is a software development company with a history of losses. We have no revenues from operations since our incorporation. If we are unable to generate revenue and become profitable, our company will fail.

Management

Our management is under no contractual obligation to remain with us and their departure could cause our business to fail. Our director and our officers have varied business interests and are working for other companies. No member of management has signed a written employment agreement with us and we cannot afford to pay management members. In the event Mr. White resigns as a director or an officer of our company we may be unable to attract other qualified officers and directors, which would result in the failure of our company.

Competition

Our competitive position in the on-line pay for play video gaming industry is dependent on the success of our pending patent application. We have filed a patent application in the United States to obtain patent protection for our unique in-house developed software and unique pay for play platform. In the event our patent application is not granted, we could be put at a significant competitive disadvantage to other better financed companies who could copy our software and achieve rapid market penetration. Even if we obtain patent protection for our system of offering pay for play games online, it is possible we could receive intense competition from better financed companies with in-house software development capabilities who are able to offer online pay for play video games without infringing on our patent protection.

Financing

We are highly dependent upon our management for financing our software development and ongoing operations. We are a private company and have just begun earning revenues through the licensing of our pay for play software. We have been and continue to be dependent upon management for loans to our company to finance our operations and software development. In the event management is unable to continue to advance funds to our company before we achieve positive cash flow, our company could fail. Online pay for play video gaming is attracting the interest of large well financed potential competitors. Our common shares are not quoted on any exchange or listing service. Our common shares are penny stock. Persons who acquire our common shares have limited liquidity or opportunity to sell their shares and may not be able to recover any funds, which have been invested in our common shares. Our common shares fall within the definition of a penny stock. In the event our shares become quoted on an exchange or listing service, all transactions involving our shares will be subject to special rules established by the Securities and Exchange Commission which require brokers and dealers to complete due diligence on penny stocks being acquired on behalf of clients. These requirements are onerous and may make an investment in penny stocks less appealing to certain investors, which could affect your ability to sell our common shares.



Experience

We have no experience operating online pay for play video games or processing online financial transactions. We have tested our operating system and believe it will accommodate the expected commercial traffic at our website however, our lack of experience operating our system could result in a breakdown of our operations and a resulting lack of business.


Item 2.  Properties

We maintain an office at Suite 406, 1040 Hamilton Street, Vancouver, British Columbia, Canada. This is leased office space of approximately 3,500 square feet, which houses our current operations. Monthly lease payments on this office space are $6,000. These facilities are fully utilized and are adequate for our needs for the next 12 months.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2001 annual general meeting is scheduled to be held May 30, 2002 ..at Suite 406, 1040 Hamilton Street, Vancouver, British Columbia at 10:00 a.m. The Company's security holders will be requested to elect new directors, to appoint the Company's auditors for the 2002/2003 fiscal years and to ratify all actions taken by the officers and directors of the Company the preceding year. No other business is expected to be brought before the Company's shareholders at the 2001 annual general meeting. The Company's notice of annual general meeting,
Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's shares are not currently listed on any exchange or quotation system.

There are approximately 112 shareholders holding 28,439,975 of our issued common shares. There are no options or warrants to purchase additional common shares of the Company.

The Company does not expect to pay a dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in
Item 8, with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with other financial data included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2001 and the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2001 and 2000 are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Ellis Foster, independent auditors

The independent auditors' report appearing elsewhere in this document contain disclosures that the Company's losses and negative cash flows from operations raise concern about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

                                                      Year Ended December 31
                                                      2001              2000
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue                                          $    512,930      $       --
Cost of revenue                                       300,647              --
                                                 ------------      ------------
Gross profit                                          212,283              --
Operating expenses                                    786,131          1,326839
Interest expense                                      177,288            50,813
                                                 ------------      ------------
Net loss                                         $   (751,136)     $ (1,377,652)
                                                 ============      ============
Basic and diluted loss per share                 $      (0.03)     $      (0.07)
                                                 ------------      ------------
Weighted average common shares outstanding.        28,433,430        20,682,124
                                                 ============      ============
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                        $      1,852      $     29,480
Working capital (deficit)                          (1,357,792)       (1,513,587)
Total assets                                        2,138,261           333,626
Total liabilities                                   3,978,349         1,610,867
Total stockholders' equity                         (1,840,088)       (1,277,241)
                                                 ------------      ------------
Item 7.  Management's discussion and analysis

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 8, with "Item 6. Selected Financial Data," with the Risk Factors section of Item 1, and with the Special Note regarding forward-looking statements included elsewhere in this report.

Overview

We have been primarily focused on developing our product for market launch. Management has financed our operations to date. Management will continue to fund our operations through shareholders loans for the next 12 months or until such time as we are able to raise equity or debt financing privately, through a public listing, or until we have positive cash flow. We will satisfy cash requirements solely from funds loaned by management or family and friends for approximately 12 months. However, management is not under any contractual obligation to provide continued funding. We will spend approximately $2 million in additional capital in the next 12 months to maintain current operations at our current expenditure rate. Additional funds in the amount of $500,000 will be required for a complete launch of the Crediplay system including a full marketing budget.

We anticipate maintaining a staff of 15 persons during the next 12 months. We do not expect to acquire any material physical assets or significant equipment in the next 12 months. We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

We launched our first pay-for-play online video game, Urban Mercenary in February 2001. In March 2001, the Company secured the Canadian Imperial Bank of Commerce as the Company's merchant account processor. Also in March 2001, the Company hosted a trade booth at the Computer Gamers and Developers Conference
(CDGC) in California. The Company signed seven letters of intent with game developers as a result of its exposure at the CDGC conference.

In September 2001, we signed a licensing contract with Bingo.com. This contract calls for our company to provide front end game development and site management. It is also a licensing agreement under which Bingo.com will use our pay for play transaction software. Bingo.com has approximately 700,000 members playing bingo online. Bingo.com has devised a new format for bingo which is a skill based game and not a game of chance. The Bingo.com site began using CYOP's pay for play transaction software in October 2001.

The Company's agreement with Bingo.com generated revenue of US$509,225 for the year ended December 31, 2001. This revenue was primarily from development, which will be a sporadic source of revenue for the Company. The Company's online video game Urban Mercenary is completely developed as is our pay for play transaction software. Our agreement with Bingo.com is the first, which will demonstrate the effectiveness of our e-commerce pay for play platform with third party licensees.

Management will continue to fund the Company through shareholders' loans until such time as the Company is financially self-supporting. Management of the Company will be aggressively seeking private financing to launch an aggressive marketing campaign for our pay for play network and our flagship video game Urban Mercenary.

In order for our Company to expand it's operations and realize profits from pay for play online video gaming a number of additional steps must be taken. We must continue to maintain and upgrade our software programs and our website. This is an ongoing month-to-month responsibility, which is handled by our current staff members. Funds for this ongoing software maintenance have been budgeted and are covered by funds, which are being loaned to our Company by management. In the future, the funds required for ongoing software maintenance will come from revenue from licensing fees or system maintenance fees from pay for play video gaming. Secondly, to increase our Company's exposure and attract players to our website we will be required to complete a full marketing launch of the Crediplay system. We anticipate that this marketing launch will cost approximately $500,000. Until we complete a marketing launch we cannot expect large volumes of players for our online pay for play video game. Revenues will be derived from licensing fees from third parties. We will also continue to pursue our pending patent applications in the United States. Patent protection will improve our competitive position in the online pay for play video gaming industry. We anticipate spending up to an additional $25,000 for costs associated with our patent applications. We anticipate it may take up to one year for our current patent applications to be granted.

Results of Operations

Revenue

Revenue increased to $512,225 for the year ended December 31, 2001, from no revenue in the same period in the prior year. This increase is a result of the move away from a primarily a development company with the first proof of concept contract with Bingo.com in September 2001.

Cost of Revenue

The Company recorded cost of revenue of $300,647 during the year ended December 31, 2001, as the direct costs associated with the development work for Bingo.com. As the company was development stage in the prior period with no revenues there was no cost of sales for the prior period.

Sales and Marketing expenses

Sales and marketing expenses increased to $101,217 for the year ended December 31, 2001, an increase of $16,074 over 2000 expenses of $85,143. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our site and participation in trade shows. The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs.

We expect to continue to incur sales and marketing expenses to further our efforts to increase traffic to our Web portal and develop licensee opportunities with gaming portals. These costs will include commissions, salaries, advertising, and other promotional expenses intended to increase traffic to licensees and improve revenue. There can be no assurances that these expenditures will result in increased traffic or significant new revenue sources.

General and Administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office, legal and professional fees, insurance and other general corporate and office expenses. General and administrative expenses increased to $606,596 for the year ended December 31, 2001, an increase of 23% over costs of $492,876 for the previous year. General and administrative expenses increased from the prior year as a result of changes to the business, including increased rent and professional fees and a larger than expected foreign exchange loss.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses.

Interest expense

Interest expense consists of accrued interest on the demand loans and demand loans to related parties. Interest expense increased to $177,288 for 2001, an increase of $126,575 over the prior year's expense of $50,813. The increase is attributable to interest on a full calendar year of 2001 and an increase in a short-term loan @ 10% per annum, due on June 1, 2002. Additionally a significant interest expense has been accrued related to a Canada Customs and Revenue Agency ("CCRA") assessment of payroll taxes due on the Canadian subsidiary.

Loss per share and net loss

The Company ended the year with a net loss of $751,136, a loss per share of $0.03, an improvement over the prior year's net loss and loss per share of $1,377,652 and $0.07, respectively. The reduction in the net loss and loss per share in 2001 is a result of the Company's movement from development stage to proof of concept with the contract for Bingo.com executed in September 2001.

Liquidity and capital resources

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations. As a result, the Company is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

The Company had cash and cash equivalents of $1,852 and a working capital deficiency of $1,357,792 at December 31, 2001. This compares to cash and cash equivalents of $29,480 and working capital deficiency of $1,513,587 at December 31, 2000. The deficiency has increased its receivables as a result of the September 2001 contract with Bingo.com

During the year ended December 31, 2001, the Company used cash of $635,000 in operating activities compared to using $1,332,212 in the prior year. The significant decrease in cash used for operations can be explained mainly by a large reduction in our operating loss in 2001 as the Company began operations in revenue with the Company's first contract in September 2001.

Net cash provided by financing activities was $675,119 in 2001, which compares to $1,224,973 in 2000. During the year ended December 31, 2001, the Company obtained a short-term loan for $228,421.The proceeds from the loan were used to fund working capital requirement. Part of the short term loan, $212,725 bears interest at a rate of 1o% per year, and is due on June 1, 2002, with the remaining $15,696 bearing interest at 40%, due on January 25, 2002 or convertible to 20,000 shares of common stock at the due date.

The Company used cash of $551,000 in investing activities in 2001, compared to using cash of $267,000 in the prior year. Cash was invested in continued development costs of the crediplay system. The Company also acquired fixed assets valued at $103,000, which compares to $267,000 invested in fixed assets in the prior year. The change is a result of the start-up of the business in 2000, which required a higher level of fixed asset additions.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2002, and are substantially dependent on continued funding from our President and CEO to continue operations. Although our cash flow is improving, we will need to obtain additional financing to support our operations for the duration of 2002.

There can be no assurances that additional capital will be available when we need it on terms that we consider acceptable. The auditors' report on the Company's December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Audit Committee

The Company has not yet established an Audit Committee of the Board of Directors.

Item 7A. Quantitative and Qualitative Disclosures about market risk

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at December 31,2001 is not materially different from their carrying value.

To December 31, 2001, substantially all revenues are incurred In United States dollars and the majority of cash costs have been realized or incurred in Canadian dollars and as such, are subject to material foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

PART III

Item 8.  Financial Statements

The financial statements of the Company and related schedules described under "Item 14. Financial Statements and Financial Statement Schedules" are included following this page.

         CYOP SYSTEMS INTERNATIONAL
         INCORPORATED & SUBSIDIARIES

              Consolidated Financial Statements
              (Expressed in U.S. Dollars)

              December 31, 2001 and 2000


              Index

              Report of Independent Accountants

              Consolidated Balance Sheets

              Consolidated Statement of Stockholders' Deficiency

              Consolidated Statements of Operations

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
MOORE STEPHENS
ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada   V6J 1G1
Telephone:  (604) 737-8117  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

CYOP SYSTEMS INTERNATIONAL INCORPORATED

We have audited the consolidated balance sheets of CYOP Systems International Incorporated and subsidiaries ("the Company") as at December 31, 2001 and 2000, the related consolidated statements of stockholders' deficiency and the consolidated statements of operations and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada                           "MOORE STEPHENS ELLIS FOSTER LTD."
March 28, 2002                                     Chartered Accountants

MS
An independently owned and operated member of Moore Stephens North America Inc. Member in principal cities throughout North America. Moore Stephens North America Inc. is a member of Moore Stephens International Limited,,members in principal cities throughout the world

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000
(Expressed in U.S. Dollars)

                                                                                                2001                     2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents                                                     $              1,852        $          29,480
  Accounts receivable                                                                        178,910                   16,808
  Demand loan, interest at 12% per annum and unsecured                                        14,472                        -
  Due from director, non interest bearing and unsecured                                      105,738                        -
  Prepaid expenses and deposit                                                                49,191                   50,992
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         350,163                   97,280
Note receivable related party (Note 8)                                                     1,565,452                        -
Fixed assets (Note 4)                                                                        222,646                  236,246
Software development costs (Note 5)                                                                -                      100
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $       2,138,261        $         333,626
==============================================================================================================================
LIABILITIES
Current
  Bank overdraft                                                                   $          18,604        $               -
  Demand loans (Note 6a)                                                                     452,676                  452,676
  Demand loans related party (Note 6b)                                                        50,000                  725,129
  Accounts payable and accrued liabilities                                                   586,139                  205,373
  Payroll deductions payable (Note 7)                                                        362,115                  227,689
  Short-term loan (Note 6c)                                                                  228,421                        -
  Investor deposit                                                                            10,000                        -
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  1,707,955                1,610,867
Deferred revenue (Note 8)                                                                  2,270,394                        -
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          3,978,349                1,610,867
------------------------------------------------------------------------------------------------------------------------------
Nature and continuance of operations  (Note 1)
Commitments (Note 11)

STOCKHOLDERS' (DEFICIENCY)
Share capital
  Authorized:
           100,000,000 shares of common stock with a par value
             of $0.0001 per share
  Issued, allotted and outstanding:
            28,439,975 shares of common stock (2000 - 28,382,975)                              2,844                    2,838
Additional paid-in capital                                                                   219,127                  149,237
Accumulated other comprehensive income                                                       133,194                   14,801
Deficit accumulated                                                                      (2,195,253)              (1,444,117)
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' (deficiency)                                                         (1,840,088)              (1,277,241)
------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                                   $       2,138,261        $         333,626
==============================================================================================================================

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2001 and 2000                               Page 1 of 2
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                           Compre-                        other          Total
                                     Common stock        Additional        hensive                      compre-         Stock-
                                 ---------------------      paid-in         income        Deficit       hensive       holders'
                                 Shares         Amount      capital         (loss)    accumulated        income   (deficiency)
--------------------------------------------------------------------------------------------------------------------------------
Recapitalization (Note 3)         9,000,000    $   900  $      (831)                $     (66,465)     $  (1,398) $    (67,794)
Shares issued for cash on
  February 29, 2000              10,020,500      1,002         1,448                             -              -         2,450
Shares issued for services
  on February 29, 2000            9,202,500        920         1,330                             -              -         2,250
Deficit accumulated as at
  November 3, 2000                        -          -             -                      (14,401)              -      (14,401)
Recapitalization adjustment
  (Note 3)                                -                  (2,968)                        14,401              -        11,433
--------------------------------------------------------------------------------------------------------------------------------
Balance after recapitalization
  adjustment                     28,223,000      2,822       (1,021)                      (66,465)        (1,398)      (66,062)
Shares issued for equity
  of shell in stock
  acquisition (Note 3)                    -          -       (9,701)              -              -              -       (9,701)
Shares issued for cash on
  December 13, 2000                 159,975         16       159,959              -              -              -       159,975
Other comprehensive income
- foreign currency
  translation adjustment                  -          -             -         16,199              -         16,199        16,199
Comprehensive income
  - net (loss) for
  the period                              -          -             -    (1,377,652)    (1,377,652)              -   (1,377,652)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                           $ (1,361,453)
                                                                     ==============
Balance, December 31, 2000       28,382,975      2,838       149,237                   (1,444,117)     $   14,801 $ (1,277,241)
---------------------------------------------------------------------              ---------------------------------------------

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2001 and 2000                               Page 2 of 2
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                           Compre-                        other          Total
                                     Common stock        Additional        hensive                      compre-         Stock-
                                 ---------------------      paid-in         income        Deficit       hensive       holders'
                                 Shares         Amount      capital         (loss)    accumulated        income   (deficiency)
--------------------------------------------------------------------------------------------------------------------------------
(continued from page 1)
Balance, December 31, 2000       28,382,975      2,838       149,237                   (1,444,117)         14,801   (1,277,241)
Shares issued for cash at
  $1.00 per share                    17,500          2        17,498                             -              -        17,500
   on January 8, 2001
Shares issued for cash at
  $1.00 per share                    12,200          1        12,199                             -              -        12,200
  on January 19, 2001
Shares issued for cash at
  $1.40 per share                    13,000          1        18,199                             -              -        18,200
  on February 14, 2001
Shares issued for cash at
  $1.00 per share                     3,000          1         2,999                             -              -         3,000
  on March 8, 2001
Shares issued for cash
  at $1.00 per share                 11,300          1        11,299                             -              -        11,300
  on April 24, 2001
Imputed interest on loan
  due to a related party                  -          -         1,900                             -              -         1,900
Other comprehensive income
  - foreign currency
  translation adjustment                  -          -             -  $     118,393              -        118,393       118,393
Comprehensive income
  - net (loss) for the year               -                               (751,136)      (751,136)              -     (751,136)
Stock-based compensation                                       5,796                                                      5,796
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                           $   (632,743)
                                                                     ==============
Balance, December 31, 2001       28,439,975   $  2,844  $    219,127                $  (2,195,253)     $  133,194 $ (1,840,088)
=====================================================================              =============================================

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)
------------------------------------------------------------------------
                                              2001                 2000
------------------------------------------------------------------------
Revenue
  Sales related party               $      509,225        $           -
  Sales                                      3,705                    -
------------------------------------------------------------------------
                                           512,930                    -
  Cost of sales                            300,647                    -
------------------------------------------------------------------------
Gross profit                               212,283                    -
Advertising and promotion expenses       (101,217)             (85,143)
Software development costs                       -            (748,820)
Loan interest expenses                   (177,288)             (50,813)
Write off of demand loan                  (46,500)                    -
General and administrative expenses
  Accounting and audit                    (38,221)             (64,398)
  Automobile                              (64,192)             (33,604)
  Depreciation of fixed assets             (5,058)              (7,380)
  Foreign exchange loss                   (64,032)             (12,934)
  Legal and other professional fees      (149,017)            (119,720)
  Office and miscellaneous                (70,641)             (63,640)
  Rent                                    (52,807)             (28,468)
  Salaries and benefits                  (131,605)            (147,217)
  Stock-based compensation                 (5,796)                    -
  Telephone and bandwidth                 (25,227)             (15,515)
------------------------------------------------------------------------
Operating loss                           (719,318)          (1,377,652)
Write off of Leasehold improvements       (31,434)                    -
Loss on disposal of fixed assets             (384)                    -
------------------------------------------------------------------------
Net loss for the year               $    (751,136)        $ (1,377,652)
========================================================================
Loss per share
    Basic and diluted               $       (0.03)               (0.07)
========================================================================
Weighted average number of
  Common shares outstanding
    Basic and diluted                   28,433,430           20,682,124
========================================================================
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                                           2001                      2000
--------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net loss for the year                                                      $        (751,136)        $      (1,377,652)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    - depreciation of fixed assets                                                       65,234                    41,002
    - fixed assets write off                                                             31,434                         -
    - capitalized software development costs                                                100                         -
    - loss on disposal of fixed assets                                                      384                         -
    - imputed interest on related party loan                                              1,900                         -
    - stock-based compensation                                                            5,796                         -
    - exchange loss                                                                      11,028                     4,438
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (635,260)               (1,332,212)
  Changes in assets and liabilities:
    - accounts receivable                                                             (162,102)                  (15,739)
    - prepaid expenses and deposit                                                        1,801                  (50,992)
    - accounts payable and accrued liabilities                                          502,728                   191,587
    - payroll deductions payable                                                        134,426                   227,689
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (158,407)                 (979,667)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
  Proceeds from disposal of fixed assets                                                  6,743                         -
  Increase in software development costs                                              (454,840)                         -
  Purchase of fixed assets                                                            (103,819)                 (267,153)
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (551,916)                 (267,153)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities
  Shares issued for cash                                                                 62,200                   159,975
  Increase in due from director                                                         (6,498)                         -
  Proceeds from investor deposit                                                         10,000                         -
  Proceeds from demand loans                                                                  -                   452,676
  Proceeds from demand loan - related party                                             380,996                   612,322
  Proceeds from short-term loans                                                        228,421                         -
--------------------------------------------------------------------------------------------------------------------------
                                                                                        675,119                 1,224,973
--------------------------------------------------------------------------------------------------------------------------

Foreign exchange loss on cash held in foreign currency                                 (11,028)                   (4,438)
--------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                  (46,232)                  (26,285)
Cash and cash equivalents, beginning of year                                             29,480                    55,765
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents (deficiency), end of year                          $         (16,752)        $           29,480
==========================================================================================================================
Cash and cash equivalents (deficiency) represented by:
  Cash                                                                       $            1,852        $           29,480
  Bank overdraft                                                                       (18,604)                         -
--------------------------------------------------------------------------------------------------------------------------
                                                                             $         (16,752)        $           29,480
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


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

         CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. On August 31, 2000, CYOP Barbados acquired 100% of the issued and outstanding shares of Moshpit Entertainment Inc., Canada ("Moshpit"), a company incorporated under the laws of British Columbia, Canada.

         The Company, and its subsidiaries, is a developer and provider of multimedia transactional technology solutions and services for the entertainment industry. The Company's range of products and services include financial transaction platforms for on-line video games and integrated e-commerce transaction technology for on-line merchants. These services are considered as one segment only based on internal organizational structure.

         The Company and its subsidiaries, CYOP Barbados and Moshpit were development stage companies in the fiscal year 2000.

         These consolidated financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficiency. The ability of the Company to continue as a going concern is dependent upon many factors, including the ability of the Company to obtain financing to fund working capital requirements, the degree of competition encountered by the Company, technology risks, government regulation and general economic conditions. The Management's plan in this regard is to raise equity financing as required and keep abreast with the multimedia technology. These financial statements do not include any adjustments that might result from this uncertainty.

2.       Significant Accounting Policies

(a)      Basis of Consolidation

         These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its subsidiaries CYOP Barbados and Moshpit. Significant inter-company accounts and transactions have been eliminated.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.       Significant Accounting Policies (continued)

(b)      Accounting Estimates

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

(c)      Cash Equivalents

         Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

(d)      Fixed Assets

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

(e)      Revenue recognition

         The Company derives revenue from providing services on software development and online internet transaction platform maintenance. Service revenues are recognized when services have been performed and delivered in accordance with service agreements, the Company has no significant remaining performance requirements, there are no material uncertainties regarding customer acceptance and collection of the resulting receivable is deemed probable.

(f)      Software Development Costs

         Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred.

(g)      Advertising and Promotion

         The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the year ended December 31, 2001 amounted to $101,217 (2000 - $85,143).

(h)      Foreign Currency Transactions

         The Company and CYOP Barbados maintain their accounting records in their functional currency. Foreign currency transactions are translated into their functional currency in the following manner.

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

(k)      Long-Lived Assets Impairment

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

         The carrying value of cash and cash equivalents, accounts receivable, demand loan receivable, due from director, deposit, note receivable, bank overdraft, demand loans payable, accounts payable and accrued liabilities and short-term loans approximate their fair values because of the short-term maturity of these instruments.

         Moshpit is operating in Canada, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Canadian dollars.

         Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable, demand note receivable and note receivable, the balances of which are stated on the balance sheet. The Company performs ongoing credit evaluations of its customers and debtors and maintains allowances for possible losses with, when realized, have been within the range of management's expectations. The Company places its cash in high credit quality financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

(p)      Net Income (Loss) Per Share

         Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Convertible loan and option to purchase 45,000 shares of common stock outstanding as at December 31, 2001 are not included in the net income (loss) per share computation, as the effect of including them would be anti-dilutive.

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

(r)      New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

         In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.

3.       Acquisition of CYOP Systems Inc., Barbados

         On November 3, 2000, the Company acquired 100% of the issued and outstanding common shares of CYOP Barbados by issuing 9,000,000 shares which are presented as outstanding for all periods presented. As the Company was a non-operating shell company, the transaction resulted in the management of CYOP Barbados having effective operating control of the combined company, with the shareholders of the Company continuing only as passive investors. Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction. Under this basis of accounting, CYOP Barbados has been identified as the acquirer and, accordingly, the combined company is considered to be a continuation of the operations of CYOP Barbados with the net liabilities of the Company deemed to have been assumed by CYOP Barbados. Statements of operations present primarily the operations of Barbados. Pro-forma information is not presented as the transaction is not considered a business combination.

         The net liabilities of the Company assumed by CYOP Barbados are summarized as follows:
         -----------------------------------------------------
         Current assets                          $     2,399
         Current liabilities                         (12,100)
         -----------------------------------------------------
         Net liabilities assumed                 $    (9,701)
         =====================================================

4.       Fixed assets
         ---------------------------------------------------------------------
                                                     December 31, 2001
         ----------------------------------------------------------------------
                                              Cost   Accumulated      Net book
                                                    depreciation         Value
         ----------------------------------------------------------------------
         Audio and visual equipment      $  21,578   $     5,957  $     15,621
         Computer hardware                 284,526        84,237       200,289
         Computer software                   3,090         3,090             -
         Office furniture and equipment      9,402         2,666         6,736
         ----------------------------------------------------------------------
         Total                           $ 318,596   $    95,950  $    222,646
         ======================================================================

         -----------------------------------------------------------------------
                                                        December 31, 2000
         -----------------------------------------------------------------------
                                                 Cost   Accumulated     Net book
                                                       depreciation        Value
         -----------------------------------------------------------------------
         Audio and visual equipment       $    22,411     $    2,241    $ 20,170
         Computer hardware                    204,682         33,549     171,133
         Computer software                      3,280          1,640       1,640
         Office furniture and equipment         9,982          1,043       8,939
         Leasehold improvements                38,182          3,818      34,364
         -----------------------------------------------------------------------
         Total                            $   278,537     $   42,291    $236,246
         =======================================================================

         For the year ended December 31, 2001, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $20,057 (2000 - $nil), $40,118 (2000 - $33,622) and $5,058 (2000 - $7,380) respectively.

5.       Software Development Costs
         ----------------------------------------------------------------------
                                                             2001         2000
         ----------------------------------------------------------------------
         Balance, beginning of year                   $       100    $     100
         Salaries and benefits                            454,840      715,198
         Depreciation on fixed assets                      40,118       33,622
         ----------------------------------------------------------------------
                                                          495,058      748,920
         Costs charged to expenses                              -     (748,820)
         Costs charged to sale of software (Note 7)      (495,058)           -
         ----------------------------------------------------------------------
         Balance, end of year                         $         -    $     100
         ======================================================================

6.       Loans

(a)      Demand Loans

         --------------------------------------------------------------------------------------------
                                                                                    2001        2000
         --------------------------------------------------------------------------------------------
         i.       Interest at the Bank of Montreal's prime lending rate of
              6.0% plus 1.5% per annum and unsecured:
                - Cyber Roads Inc.                                             $ 178,519   $ 178,519
                - Tapijkabouter BV                                                99,157      99,157
         --------------------------------------------------------------------------------------------
                                                                                 277,676     277,676

         ii.      Interest at the Hongkong Bank of Canada's prime lending
              rate of 6.0% plus 1% per annum and unsecured:
                - Ameera Group Inc.                                               75,000      75,000

         iii.     Non-interest bearing and unsecured:
                - Tapijkabouter BV                                               100,000     100,000
         --------------------------------------------------------------------------------------------
         Total                                                               $   452,676  $  452,676
         ============================================================================================
(b)      Demand Loans Related Party
         --------------------------------------------------------------------------------------------
                                                                                    2001        2000
         --------------------------------------------------------------------------------------------
         i.   Interest at the Bank of Montreal's prime lending rate of 6.0%
              plus 1.5% per annum and unsecured:
                - Mitchell White - director (2000 - Cdn$643,048)             $         -  $  428,642
                - Greenday Inc. - shareholder                                          -     296,487
         --------------------------------------------------------------------------------------------
                                                                                       -     725,129
         ii.  Non-interest bearing and unsecured:
                - Jack Carley - related to a director                             50,000           -
         --------------------------------------------------------------------------------------------
         Total                                                               $    50,000  $  725,129
         ============================================================================================
(c)      Short-term Loan
         --------------------------------------------------------------------------------------------
                                                                                    2001        2000
         --------------------------------------------------------------------------------------------
         i.       Interest at 40% per annum, due on January 25, 2002,
              convertible to 20,000 shares of common stock of the Company at due date:
                - Kornfeld MacOff (Cdn$25,000)                               $    15,696  $      -

         ii.      Interest at 10% per annum, due on June 1, 2002:
                - RedRuth Ventures                                               212,725         -
         --------------------------------------------------------------------------------------------
         Total                                                               $   228,421  $      -
         ============================================================================================

7.       Payroll Deductions Payable

         Payroll deductions payable of $362,115 (2000 - $227,689) represents personal income taxes and other payroll related deductions withheld from employees. They are owed to Canada Customs and Revenue Agency by the Company's subsidiary in Canada.

8.       Sale and License-back of Computer Software

         On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major shareholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010. As at December 31, 2001, the present value of the promissory note is $1,565,452, with discount rate at 7% per annum.

         Pursuant to a Marketing, Development and Distribution Agreement entered into on the same date, the Crediplay System was licensed back to the Company for a term of 15 years. A licensing fee payable will be calculated on Gross Earnings derived from the Crediplay System as follows:

                         2002                         Gross Earnings x 20%
                         2003                         Gross Earnings x 17%
                         2004                         Gross Earnings x 15%
                         2005 to 2017                 Gross Earnings x 10%

         The development costs of the Creditplay System expended by the Company amounted to approximately $1,273,406 of which $778,348 was expensed previously. Management of the Company has estimated the $3,000,000 value based on the discounted future cash flow projection and the estimate provided by knowledgeable parties of the software.

         The gain on the sale of the Crediplay System is calculated as follows:
           ------------------------------------------------------------
           Sales price
             Retirement of loan due to the purchaser    $   1,200,000
              Present value of $1,800,000
              promissory note discounted at
              7% per annum                                  1,565,452
           ------------------------------------------------------------
                                                            2,765,452
           Software development costs incurred in 2001        (495,058)
           ------------------------------------------------------------
           Deferred gain                                $   2,270,394
           ============================================================
         The deferred gain of $2,270,394 will be amortized in proportion to the licensing fees payable over the term of the agreement.

9.       Economic Dependence

         In fiscal year 2001, the Company entered into a software development agreement and a software licensing, technical support and operation of customer service and data centre agreement with a company with a common director.

         The Company received fees of $193,685 in completion of the software development agreement. Pursuant to the software licensing, technical support and operation of customer service and data centre agreement, the Company is to receive a monthly license fee equal to 25% of the network maintenance fees collected (minimum at $60,000 per month), and a monthly service fee equal to 5% of the network maintenance fees collected (minimum at $18,000).

         During the fiscal year 2001, total revenue of $509,224 were accrued from the serviced company.

         As at December 31, 2001, $167,886 related to these services was still unpaid and included in accounts receivable.

10.      Related Party Transactions

         Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

         (a) During the fiscal year 2001, the Company accrued imputed interest of $1,900 at an interest rate of 10% per annum on interest free loan of $50,000 from an individual related to a director of the Company.

         (b) Accounting fees of $10,338 (2000 - $33,946) were paid to a company controlled by individuals related to a director of the Company and were charged to expenses.

         (c) Interest expenses of $76,234 (2000 - $40,398) were paid to a director and a shareholder of the Company and were charged to expenses.

         (d) Professional fees of $17,800 (2000 - $nil) were paid to an officer of the Company and were charged to expenses.

         (e) In fiscal year 2000, demand loans include $725,129 due to a director and a shareholder of the Company. These demand loans bear interests at the Bank of Montreal's prime lending rate of 6.0% plus 1.5% per annum and are unsecured (see Note 7ai).

         (f) In fiscal year 2000, accounts payable and accrued liabilities include $41,816 interest accrued to a director and a shareholder of the Company.

         (g) In fiscal year 2000, the Company issued 9,202,500 common shares at a deemed value of $2,250 to a director of the Company for services rendered.

11.      Commitments

         (a) The Company has entered into lease contracts for automobiles and computer equipment with minimum lease payments for the year ending December 31st, as follows:

                     ---------------------------------------------
                     2002                              $   45,837
                     2003                                  45,837
                     2004                                  19,345
                     ---------------------------------------------
                     Total                             $  111,019
                     =============================================

         (b) The Company has entered into contracts with service providers to pay for the services partly by cash and partly by issuance of common stock of the Company when the common stock are freely trading in the equity market. As at December 31, 2001, 156,343 shares of common stock of the Company are to be issued for services received.

12.      Non-cash financing Activities

         See Note 9(g).

13.      Stock Split

         On October 23, 2000, the Company increased its number of issued and outstanding common shares to 19,233,000 shares by a forward split on a
         4.09 for one (1) basis on its 4,700,000 common shares issued and outstanding on that day. The par value of the common shares after the forward split is $0.0001 per share. The forward split is deemed to have taken effect on November 1, 1999. All share data have been restated to reflect retroactively the effects of the split.

14.      Income Taxes

         (e) A reconciliation of the statutory income tax to the Company's effective income tax rate is as follows:

                  -----------------------------------------------------
                                                     2001         2000
                  -----------------------------------------------------
                  Statutory income tax rate       (15%)         (15%)
                  Tax losses not benefited         15%           15%
                  -----------------------------------------------------
                  Effective income tax rate         -              -
                  =====================================================

         (a) The tax effect of temporary differences that give rise to the Company's deferred tax assets are as follows:

                  -------------------------------------------------------------
                                                            2001         2000
                  -------------------------------------------------------------
                  Undepreciated capital cost of
                  capital assets over their
                  net book value                      $  44,000  $      19,000

                  Estimated tax loss carryforwards      624,000        627,700

                  Less: valuation allowance            (668,000)      (646,700)
                  -------------------------------------------------------------
                                                      $       -  $           -
                  =============================================================
                  The valuation allowance reflects the realization of the tax assets is uncertain.

                  As at December 31, 2001, the Company has non-capital losses and undepreciated capital cost of approximately $1,545,000 and $98,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2008.

15.      Stock Option

         On May 8, 2001, 25,000 options were granted to a service provider for the deferral of the payment obligation permitting the purchase of common shares at $1.00 per share effectively immediately and expiring on May 9, 2004. Under the SAFS 123, accounting for Stock-Based Compensation, fair value of the options at the date of grant was determined to be $5,796 based on the imputed interest expenses forgiven by the service provider.

         The following is a summary of the stock option outstanding as at December 31, 2001:
         -----------------------------------------------------------------------
                                                                Weighted Average
                                                       Shares     Exercise Price
         -----------------------------------------------------------------------
         Options outstanding at December 31, 2000           -      $      -
         Granted                                       25,000      $   1.00
         -----------------------------------------------------------------------
         Options outstanding at December 31, 2001      25,000      $   1.00
         =======================================================================
                       Options Outstanding and Exercisable
         -----------------------------------------------------------------------
                                              Weighted Average
            Range of      Number Outstanding    Remaining       Weighted Average
         Exercise Prices   and Exercisable   Contractual Life    Exercise Price
         -----------------------------------------------------------------------
            $1.00            25,000              2.42               $1.00
         -----------------------------------------------------------------------
         The weighted average fair value of the options granted during the year ended December 31, 2001 was $0.23.

16.      Geographic Information

         All the Company's operations and fixed assets are located in Canada.

17.      Subsequent Events

         The Company issued an irrevocable letter of credit of $200,000, guaranteed and secured by assets of a director, to a computer hardware provider as collateral for an operating lease of certain computer hardware. Subsequent to December 31, 2001, the Company purchased the computer hardware by drawing down the irrevocable letter of credit using the security provided by a director. This security provided by a director has been booked as a shareholder loan to the Company with no terms of repayment.

18.      Comparative Figures

         Certain 2000 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2001.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on any accounting and financial disclosure for the fiscal year ended December 31, 2001.

Item 10.  Directors and Executive Officers of the Registrant.

Biographical Information on our Officers and Directors:

MITCH WHITE was appointed to his positions on February 14, 2001. Mr. White devotes his time on an as needed basis, which he expects to be approximately 120 hours per month. During the calendar year ended December 31, 2001, Mr. White dedicated approximately 75% of his time to the business of operating our company. Mr. White is a director and officer of Cyop Systems International Inc.

From March, 1995 to June, 1998, Mr. Mitch White held the position of Chairman of the Board of Directors of Starnet Systems International which is a publicly traded reporting company quoted on the NASD OTC Bulletin Board under the symbol "WGMGY" and on the AIM market in London, England. Starnet Systems developed and implemented computer software designed to process online casino transactions in those jurisdictions in which online gaming is permitted. From June 1998 until the present, Mr. White has been principally engaged in the founding, funding and development of Moshpit Entertainment and its pay for play electronic transactional platform. Mr. White is also President of Caribbean Way.com, a Montreal; Canada based online travel and booking agency. Mr. White possesses 15 years of experience in sales, marketing and management in the high technology and entertainment industries.

There are no family relationships among the directors or executive officers of the Company.

No director or executive officer of ours has been a director or executive officer of any business, which has filed a bankruptcy petition, or had a bankruptcy petition filed against it. No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding. No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director or officer of ours has been found by a court to have violated a federal or state securities or commodities law.

Composition of our board of Directors

We currently have one director. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time to time by resolution of the Board of Directors or the shareholders. There are no family relationships between any of the officers and directors of the Company.

Committees of our Board of Directors

We currently do not have any committees of our Board of Directors.


Board of Directors Meetings

The Company's Board of Directors did not meet in person during the last fiscal year, but approved all actions required by unanimous consent.

Director Compensation

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific Bingo business meetings. Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors. Compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Other than as described above, none of our directors or officers receives any other compensation for their services. The salaries shown in the following table are for the year ending December 31, 2001.

Section 16(a) Beneficial ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2001, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements in a timely manner.

Item 11. Executive Compensation

The following table describes the compensation the Company paid to our Chief Executive Officer (the "Named Executive Officers").
                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                       --------------------------------------
                                         Annual Compensation                    Awards            Payouts
                                 ------------------------------------- -------------------------- -----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Mitch White,             2001       0.00         0.00        0.00         0.00           0           0.00       0.00
President, C.E.O.,
C.F.O. and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2001 by:

* each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*        each of our directors and named executive officers, and

*        all of our directors and executive officers as a group.

                  Name and Address          Amount and Nature            Percent
Title of Class    of Beneficial Owner       of Beneficial Owner         of Class
--------------    -------------------       -------------------         --------

$.0001 Par Value  Keith Ebert               10,225,000 common shares      35.95%
Common Stock      Suite 2901                Direct Ownership
                  1201 Marinaside Cres.
                  Vancouver, B.C.
                  V6Z 2V2

$.0001 Par Value  Greenday Inc.             4,000,000 common shares       14.06%
Common Stock      Suite 29 - 1st Floor      Direct Ownership
                  Beckwith Mall             (Potential beneficial Owner
                  Lower Broad Street        is Mitch White)
                  Bridgetown, Barbados

$.0001 Par Value  Andrea Carley             500,000 common shares          1.76%
Common Stock      406-1040                  Direct Ownership
                  Hamilton Street
                  Vancouver, B.C.
                  V6V 2R9

$0.001 Par Value  Mitch White               500,000 common shares          1.76%
Common Stock      406-1040 Hamilton Street  Direct Ownership
                  Vancouver, B.C.
                  V6V 2R9

$0.001 Par Value  Caska Trust               1,250,000 common shares        4.39%
Common Stock      Suite 29 - 1st Floor      Direct Ownership
                  Beckwith Mall             (Potential beneficial owner
                  Lower Broad Street        is Mr. Stephen White)
                  Bridgetown, Barbados

$0.001 Par Value  Jazzco Trust              1,250,000 common shares        4.39%
Common Stock      Suite 29 - 1st Floor      Direct Ownership
                  Beckwith Mall             (Potential beneficial owner
                  Lower Broad Street        is Mr. A.J. Morand)
                  Bridgetown, Barbados

$0.001 Par Value  Lancaster Estate Trust    1,500,000 common shares        5.27%
Common Stock      Suite 29 - 1st Floor      Direct Ownership
                  Beckwith Mall             (Potential beneficial owner
                  Lower Broad Street        is Mr. Richard Gallo)
                  Bridgetown, Barbados

$.0001 Par Value  Management as a group     5,000,000 common shares       17.58%
Common Stock      including executive
                  officers and directors

Item 12. Security Ownership of certain Beneficial owners and management

The Company's president, Mr. Mitch White, is the potential beneficiary of shares held by Greenday Inc. in the event of a distribution of property by that Trust. Moshpit's Vice-President, Mr. Stephen White, is the potential beneficiary of the 1,250,000 shares held by Caska Trust in the event of a distribution of property by that Trust. Mr. A.J. Morand, a former Vice-President of Moshpit Entertainment is the potential beneficiary of 1,250,000 shares held by Jazzco Trust in the event of a distribution by that Trust. Mr. Richard Gallo, who is an investor in our company, is the potential recipient of 1,500,000 shares held by Lancaster Estate Trust in the event of a distribution of property by that Trust. There is no affiliation between the trusts which hold shares in our company.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements, which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 13.  Certain Relationships and Related Transactions

On November 1, 1999, our former Chief Executive Officer and director, Mr. Keith Ebert, received 2,250,000 of our common shares valued at $0.001 per share ($2,250.00) in consideration for his services in helping to set up our company and for managing our operations.

On November 3, 2000 we acquired 100% of the issued and outstanding common shares of CYOP Systems Inc. The former shareholders of CYOP Systems Inc. now collectively own 9,000,000 of our 28,439,975 issued common shares or 31.6% of our company. Certain of the former shareholders of CYOP Systems Inc. are independently managed trusts. The following individuals are potential beneficiaries of the trusts in the event of a distribution of property:

Name of Former CYOP       Number of CYOP               Number of CYOP               Name of Potential
Systems Inc. Shareholder  Systems Inc.                 Systems International        Beneficial Owner
                          Shares Formerly Held         Incorporated Shares
                                                       Received

Greenday Inc.                 8,000,000                    4,000,000            Mitch White
Andrea Carley                 1,000,000                      500,000            Andrea Carley
Mitch White                   1,000,000                      500,000            Mitch White
Caska Trust                   2,500,000                    1,250,000            Stephen White
Jazzco Trust                  2,500,000                    1,250,000            A.J. Morand
Lancaster Estate Trust        3,000,000                    1,500,000            Richard Gallo

Our President and Chief Executive Officer, Mr. Mitch White, has been the primary source of funding for the development of our wholly owned subsidiary, Moshpit Entertainment Inc. As of the date of this registration statement, Mr. White has advanced total proceeds of US$936,812 to Moshpit Entertainment Inc. a Canadian subsidiary as demand loans at 8.5% per annum. These loans are not secured by any of the assets of our company or its subsidiaries.

We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

Part IV

Item 14.  Exhibits, List and Reports on Form 8-K.
                                                -

(A)      Exhibits

Exhibit
Number          Description

3.1 Articles of Incorporation filed October 31, 2000, as filed with the Issuer's Form 10-SB (file no. 000-32355) filed on February 14, 2001 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 000-32355) on February 14, 2001 incorporated herein by reference.

13.1 Form 10QSB for the period ended June 30, 2001, filed on October 17, 2001, incorporated herein by reference.

13.2 Form 10QSB for the period ended September 30, 2001, filed on November 16, 2001, incorporated herein by reference.

(B)      Reports on Form 8-K

         (1) The Company did not file any Form 8-K's during the three months ending December 31, 2001.

         (2) On April 15, 2002 the Company did file a Form 8-K relating to the sale of crediplay and appointment of the Registrant as the exclusive agent.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated:  April 15, 2002        Per: /s/ Mitch White
                                   ------------------------------------
                                   Mitch White, President, C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                   /s/ Mitch White
                                   -------------------------------------
                                   Mitch White, President, C.F.O. and Director

                                   April 15, 2002
                                   -------------------------------------
                                   Date