Form 10QSB
period 2002-03-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2002-06-07
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission file Number: 0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222927

(I.R.S. Employer Identification Number)

Suite 406

1040 Hamilton Street

Vancouver, British Columbia

V6B 2R9

(Address of principal executive offices)

(604)688-8864

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,439,975 common shares as at March 31, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

CYOP SYSTEMS INTERNATIONAL INCORORATED

INDEX

PART 1. FINANCIAL INFORMATION

                            Item 1.         Financial Statements

                                                Balance Sheet as of December 31, 2001 and March 31, 2002

                                                Statement of Operations for the period ended March 31, 2002

                                                Consolidated Statements of Cash Flows for the period ended March 31, 2002

                                                Consolidated Statements of Changes in Stockholders' Equity

                                                Notes to Consolidated Financial Statements

                          Item 2.           Management Discussion and Analysis

PART II. OTHER INFORMATION

                        Item 1.             Legal Proceedings

                        Item 2.            Changes in Securities

                        Item 3.             Defaults Upon Senior Securities

                        Item 4.             Submission of Matters to a Vote of Security Holders

                        Item 5.             Other Information

                        Item 6.             Exhibits and Reports on Form 8K

SIGNATURES

CYOP SYSTEMS INTERNATIONAL

INCORPORATED & SUBSIDIARIES

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2002

(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statement of Stockholders' Deficiency

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)
	March 31	December31
	2002	2001
ASSETS
Current
Cash and cash equivalents	$ 10,963	$ 1,852
Accounts receivable		261,855	178,910
Demand loan, interest at 12% per annum and unsecured		64,215	14,472
Due from director, non interest bearing and unsecured		-	105,738
Prepaid expenses and deposit		28,689	49,191
Total current assets		365,722	350,163
Note receivable related party (Note 8)		1,565,452	1,565,452
Fixed assets (Note 4)		212,112	222,646

Total assets		$2,143,286	$2,138,261

LIABILITIES
Current
Bank overdraft		$-	$18,604
Demand loans (Note 6)		452,676	452,676
Demand loans related party (Note 6)		50,000	50,000
Accounts payable and accrued liabilities		608,790	586,139
Payroll deductions payable (Note 7)		371,731	362,115
Due to director, non interest bearing and unsecured		12,912	-
Short-term loan (Note 6)		228,407	228,421
Investor deposit		20,000	10,000
Total current liabilities		1,744,516	1,707,955
Deferred revenue (Note 8)		2,270,394	2,270,394

	Total Liabilities	4,014,910	3,978,349

Nature and continuance of operations (Note 1)
Commitments (Note 11)

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
100,000,000	shares of common stock with a par value
	of $0.0001 per share
Issued, allotted and outstanding:
28,439,975	shares of common stock	2,844	2,844
Additional paid-in capital		220,377	219,127
Accumulated other comprehensive income		135,450	133,194
Deficit accumulated		(2,230,295)	(2,195,253)
Total stockholders' (deficiency)		(1,871,624)	(1,840,088)
Total liabilities and stockholders' (deficiency)		$2,143,286	$2,138,261

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statement of Stockholders' Deficiency
Three Months Ended March 31, 2002
(Unaudited)
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	holders'
	Shares	Amount	capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2001	28,439,975	$2,844	$219,127		$(2,195,253)	$133,194	$(1,840,088)

Imputed interest on loan due to a related party	-	-	1,250		-	-	1,250

Other comprehensive income
- foreign currency translation adjustment	-	-	-	2,256	-	2,256	2,256

Comprehensive income
- net (loss) for the period	-	-	-	(35,042)	(35,042)	-	(35,042)

Comprehensive income (loss)				$(32,786)

Balance, March 31, 2002	28,439,975	2,844	220,377		(2,230,295)	$135,450	$(1,871,624)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2002	2001

Revenue
Sales related party	$257,852	$-
Sales	15,210	-

	273,062	-

Cost of sales	138,904	-

Gross profit	134,158	-

Advertising and promotion expenses	(11,733)	(90,928)

Software development costs	(94,368)	(287,238)

Loan interest expenses	(13,359)	(25,911)

General and administrative expenses
Accounting and audit	-	(14,146)
Automobile	(9,399)	(13,921)
Depreciation of fixed assets	(622)	(1,654)
Foreign exchange (gain) loss	2,597	(50,199)
Legal and other professional fees	(2,929)	(30,565)
Office and miscellaneous	(165)	(26,096)
Rent	(4,277)	(16,786)
Salaries and benefits	(34,599)	(31,776)
Telephone and bandwidth	(346)	(2,385)

Net loss for the year	$(35,042)	$(591,605)

Loss per share
Basic and diluted	$(0.00)	(0.02)

Weighted average number of
common shares outstanding
Basic and diluted	28,439,975	28,395,109

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	Three Months	Three Months
	Ended	Ended
	December 31	December 31
	2002	2001

Cash flows from (used in) operating activities
Net loss for the year	$(35,042)	$(591,605)
Adjustments to reconcile net loss to net cash
used in operating activities:
- depreciation of fixed assets	10,409	16,539
- imputed interest on related party loan	1,250	-
	(23,383)	(575,066)
Changes in assets and liabilities:
- accounts receivable	(82,945)	(30,144)
- prepaid expenses and deposit	20,502	16,718
- accounts payable and accrued liabilities	27,341	75,719
- payroll deductions payable	12,486	103,149
	(45,999)	(409,624)

Cash flows used in investing activities
Increase in demand loan receivable	(49,743)	-
Purchase of fixed assets	-	(6,186)
	(49,743)	(6,186)

Cash flows from financing activities
Shares issued for cash	-	70,900
Advances from director	118,650	-
Proceeds from investor deposit	10,000	-
Proceeds from demand loans	-	273,013
	128,650	343,913

Foreign exchange gain (loss) on cash held in
foreign currency	(5,193)	7,317

Increase (decrease) in cash and cash equivalents	27,715	(64,580)

Cash and cash equivalents (deficiency), beginning of year	(16,752)	55,765

Cash and cash equivalents (deficiency), end of year	$10,963	$(8,815)

Cash and cash equivalents (deficiency) represented by:
Cash	$10,963	$4,046
Bank overdraft	-	(12,861)
	$10,963	$(8,815)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

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

These consolidated financial statements have been prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficiency. The ability of the Company to continue as a going concern is dependent upon many factors, including the ability of the Company to obtain financing to fund working capital requirements, the degree of competition encountered by the Company, technology risks, government regulation and general economic conditions. The Management's plan in this regard is to raise equity financing as required and keep abreast with the multimedia technology. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2. Significant Accounting Policies

(a) Basis of Consolidation

These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its subsidiaries CYOP Barbados and Moshpit. Significant inter-company accounts and transactions have been eliminated.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

2. Significant Accounting Policies (continued)

(b) Basis of Presentation

These interim consolidated financial statements have been prepared using the same accounting policies and methods of their application as the most recent annual consolidated financial statements of the Company. These interim consolidated financial statements do not include all disclosures normally provided in the annual consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001. In management's opinion, all adjustments necessary for fair presentation have been included in these interim consolidated financial statements. Interim results are not necessary indicative of the results expected for the fiscal year.

Certain comparative figures have been reclassified to conform to the current period's presentation.

(c) Accounting Estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

2. Significant Accounting Policies (continued)

(f) Revenue recognition

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

(g) Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred.

(h) Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the three months ended March 31, 2002 amounted to $11,733 (March 31, 2001 - $90,928).

(i) Comprehensive Income

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

(j) Financial Instruments and Concentration of Risks

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable, demand loan receivable, note receivable, demand loans payable, accounts payable and accrued liabilities, payroll deductions payable, amount due to director and short-term loans approximate their fair values because of the short-term maturity of these instruments.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

2. Significant Accounting Policies (continued)

(k) Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Convertible loan and option to purchase 45,000 shares of common stock outstanding as at March 31, 2002 are not included in the net income (loss) per share computation, as the effect of including them would be anti-dilutive.

(l) Stock-based Compensation

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

The net liabilities of the Company assumed by CYOP Barbados are summarized as follows:
Current assets	$ 2,399
Current liabilities	(12,100)
Net liabilities assumed	$ (9,701)

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

4.  Fixed assets
	March 31, 2002
	Cost	Accumulated depreciation	Net book Value
Audio and visual equipment	$ 21,558	$ 7,063	$ 14,495
Computer hardware	284,359	91,940	192,419
Computer software	3,088	3,088	-
Office furniture and equipment	9,393	4,195	5,198
Total	$ 318,398	$106,286	$ 212,112
	December 31, 2001
	Cost	Accumulated depreciation	Net book Value
Audio and visual equipment	$ 21,578	$ 5,957	$ 15,621
Computer hardware	284,526	84,237	200,289
Computer software	3,090	3,090	-
Office furniture and equipment	9,402	2,666	6,736
Total	$ 318,596	$ 95,950	$ 222,646

For the three months ended March 31, 2002, depreciation expenses charged to software development costs and general and administrative expenses were $9,787 (2001 - $14,885), and $622 (2001 - $1,654) respectively.

5. Software Development Costs
	March 31, 2002	December 31, 2001

Balance, beginning of period	$ -	$ 100
Salaries and benefits	84,581	454,840
Depreciation on fixed assets	9,787	40,118
	94,368	495,058
Costs charged to expenses	(94,368)	-
Costs charged to sale of software	-	(495,058)
Balance, end of period	$ -	$ -

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

6. Loans

(a) Demand Loans

	March 31, 2002	December 31 2001
i. Interest at the Bank of Montreal's prime lending rate of 6.0% plus 1.5% per annum and unsecured:
- Cyber Roads Inc.	$ 178,519	$ 178,519
- Tapijkabouter BV	99,157	99,157
	277,676	277,676
ii. Interest at the Hongkong Bank of Canada's prime lending rate of 6.0% plus 1% per annum and unsecured:
- Ameera Group Inc.	75,000	75,000

iii. Non-interest bearing and unsecured: - Tapijkabouter BV	100,000	100,000
Total	$ 452,676	$ 452,676

(a) Demand Loans Related Party

	March 31 2002	December 31 2001
ii. Non-interest bearing and unsecured: - Jack Carley related to a director	50,000	50,000
Total	$ 50,000	$ 50,000

(b) Short-term Loan

	March 31, 2002	December 31 2001
. Interest at 40% per annum, due on January 25, 2002, convertible to 20,000 shares of common stock of the Company at due date:
- Kornfeld MacOff (Cdn$25,000)	$ 15,682	$ 15,696

ii. Interest at 10% per annum, due on June 1, 2002:
- RedRuth Ventures	212,725	212,725
Total	$ 228,407	$ 228,421

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

7. Payroll Deductions Payable

Payroll deductions payable of $371,731 (December 31, 2001 - $362,115) represents personal income taxes and other payroll related deductions withheld from employees. They are owed to Canada Customs and Revenue Agency by the Company's subsidiary in Canada.

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

The gain on the sale of the Crediplay System is calculated as follows:
Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain	$2,270,394

The deferred gain of $2,270,394 will be amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

9. Economic Dependence

In fiscal year 2001, the Company entered into a software development agreement and a software licensing, technical support and operation of customer service and data centre agreement with a company with a common director.

During the three months ended March 31, 2002, total revenue of $257,852 were accrued from the serviced company.

As at March 31, 2002, $231,241 related to these services was still unpaid and included in accounts receivable.

10. Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

Imputed interest of $1,250 (March 31, 2001 - $Nil) at an interest rate of 10% per annum was accrued on interest free loan of $50,000 from an individual related to a director of the Company.

Accounting fees of $Nil (March 31, 2001 - $7,962) were paid to a company controlled by individuals related to a director of the Company and were charged to expenses.

Interest expenses of $Nil (March 31, 2001 - $16,756) were paid to a director and a shareholder of the Company and were charged to expenses.

11. Commitments

(a) The Company has entered into lease contracts for automobiles and computer equipment with minimum lease payments for the year ending December 31st, as follows:
2002	$45,837
2003	45,837
2004	19,345
Total	$111,019

(b) The Company has entered into contracts with service providers to pay for the services partly by cash and partly by issuance of common stock of the Company when the common stock are freely trading in the equity market. As at March 31, 2002, 156,343 shares of common stock of the Company are to be issued for services received.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2002

(Unaudited)

(Expressed in US Dollars)

12. Stock Option

The following is a summary of the stock option outstanding as at March 31, 2002:
	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	25,000	$ 1.00
Granted	-	-
Options outstanding at March 31, 2002	25,000	$ 1.00

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	25,000	2.12	$1.00

13. Comparative Figures

Certain 2001 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We were incorporated on October 29, 1999 under the laws of the State of Nevada as Triple 8 Development Corporation to engage in any lawful corporate purpose. We changed our name to CYOP Systems International Incorporated on November 2, 2000.

We have not been involved in any bankruptcy, receivership or similar proceedings.

CYOP Systems International Incorporated is the parent company in our corporate structure. We own 100% of the common shares of CYOP Systems Inc., a Barbados company, which in turn owns 100% of the issued common shares of Moshpit Entertainment Inc. Moshpit Entertainment Inc. is a British Columbia company, which conducts all of our product development. Moshpit is a developer and provider of multimedia transactional technology solutions and services for the entertainment industry. Moshpit's range of products and services include financial transaction platforms for on-line video games and integrated e-commerce transaction technology for on-line merchants

The quarter has been a trying one for the Company. Commitments for funding that went unfulfilled resulted in the need to reconfigure operations, reducing staff levels from 19 to 11. Limited capital availability due to the downturn in the Internet and technology sectors meant that the Company was forced to reduce its staff to core personnel in order to continue to operate

We anticipate maintaining our staff of 11 persons during the next 12 months. We do not expect to acquire any material physical assets or significant equipment in the next 12 months. We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

Management will continue to fund the Company through shareholders' loans until such time as the Company is financially self-supporting. Management of the Company will be aggressively seeking private financing to launch an aggressive marketing campaign for our pay for play network and our flagship video game Urban Mercenary.

In order for our Company to expand it's operations and realize profits from pay for play online video gaming a number of additional steps must be taken. We must continue to maintain and upgrade our software programs and our website. This is an ongoing month-to-month responsibility, which is handled by our current staff members. Funds for this ongoing software maintenance have been budgeted and are covered by funds, which are being loaned to our Company by management. In the future, the funds required for ongoing software maintenance will come from revenue from licensing fees or system maintenance fees from pay for play video gaming. Secondly, to increase our Company's exposure and attract players to our website we will be required to complete a full marketing launch. Until we complete a marketing launch we cannot expect large volumes of players for our online pay for play video game. Revenues will be derived from licensing fees from third parties that already have an established community and significant traffics to their web sites. We will also continue to pursue our pending patent applications in the United States. Patent protection will improve our competitive position in the online pay for play video gaming industry. We anticipate spending up to an additional $25,000 for costs associated with our patent applications. We anticipate it may take up to one year for our current patent applications to be granted.

Liquidity and Capital Resources

At March 31, 2002 the Company had a working capital deficit of ($1,378,794) compared to a working capital deficit of ($1,925,366) to satisfy requirements for operations for the same period ending March 31, 2001. Although this is a material improvement for the same period ending March 31, 2001 no assurances can be given that the Company will successful in realizing sufficient funding to continue operations. Based on the cost reduction plan the Company has been successful in significantly reducing operating costs period over period beginning with the third quarter end in 2001. While development of the Crediplay system is complete and operational very little cash is available to begin the process of marketing and promoting the Crediplay system.

Deterioration of funding sources for internet based businesses has continued into the calendar year 2002 creating financial stresses for the Company. Operations have continued with funding from management. The Company plans to raise capital during the second quarter of 2002.

The Company's consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management recognizes that the Company must generate additional investment in a timely manner to maintain operations. The Company plans to seek private placements of equity capital to fund its operations but has no commitments at date of this report for funding.

As of March 31, 2002, there were no material commitments for capital expenditures.

Results of operations for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

During the quarter ended March 31, 2002 the Company generated revenue of $273,062 primarily from the development contract with Bingo.com. Although $15,210 is directly related to the Crediplay system and Network Maintenance Fees. The same period ending March 31, 2001 generated no revenues as the Crediplay system was still in development stages. The majority of the above revenues, $258,000 is a result of a development contract with Bingo.com and the company does not consider that the associated web development service is their core business. The Company had general and administrative expenses of $169,200 in 2002 compared with $590,905 in 2000, inclusive of software development costs of $94,368 and $287,238 respectively. The company's main expense during these periods is software development costs.

The Company incurred a loss on operations of ($35,042) in 2002 compared to ($590,905) in 2001, or ($0.00) per share and ($0.03) per share respectively. The improved loss position is a result of a decrease of total expenses and no revenue in 2000.

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

PART II

OTHER INFORMATION

                        Item 1.         LEGAL PROCEEDINGS
                                           None

                       Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS
                                           None

                       Item 3.         DEFAULTS UPON SENIOR SECURITIES
                                           None

                      Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                          None

                      Item 5.         OTHER INFORMATION
                                          None

                      Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated: June 6, 2002                                                                                                                            Per: /s/Mitch White

Mitch White, President, C.F.O. and Director