Form 10QSB
period 2002-06-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2002-08-20
CIK 1111698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 (604) 688-8859
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    28,439,975 common shares as at June 30, 2002

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

                     CYOP SYSTEMS INTERNATIONAL INCORORATED

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Balance Sheet as of December 31, 2001 and June 30, 2002

                     Statement of Income for the period ended
                     June 30, 2002

                     Consolidated Statements of Cash Flows for the period ended June 30, 2002

                     Consolidated Statements of Changes in Stockholders' Equity

                     Notes to Consolidated Financial Statements

         Item 2      Management Discussion and Analysis

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

June 30, 2002

(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statement of Stockholders' Deficiency

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30             December 31
                                                                                              2002                    2001
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents                                                       $          4,996        $          1,852
  Accounts receivable                                                                       24,160                 178,910
  Demand loan, unsecured                                                                    38,629                       -
  Demand loan, interest at 12% per annum and unsecured                                           -                  14,472
  Due from director, non interest bearing and unsecured                                          -                 105,738
  Prepaid expenses and deposit                                                                   -                  49,191
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        67,785                 350,163
Note receivable related party (Note 7)                                                   1,565,452               1,565,452
Intellectual property (Note 8)                                                             158,300

Fixed assets (Note 4)                                                                       68,900                 222,646
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $      1,860,437        $      2,138,261
===========================================================================================================================
LIABILITIES
Current
  Bank overdraft                                                                  $                       $         18,604
  Demand loans (Note 6)                                                                      9,261                 452,676
  Demand loans related party (Note 6)                                                       50,000                  50,000
  Accounts payable and accrued liabilities                                                 124,729                 586,139
  Payroll deductions payable                                                                     -                 362,115
  Short-term loan (Note 6)                                                                 238,725                 228,421
  Investor deposit                                                                          35,000                  10,000
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  457,715               1,707,955
Deferred revenue (Note 7)                                                                2,270,394               2,270,394
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        2,728,110               3,978,349
---------------------------------------------------------------------------------------------------------------------------
Nature and continuance of operations  (Note 1)
Commitments (Note 10)

STOCKHOLDERS' (DEFICIENCY)
Share capital
  Authorized:
       100,000,000 shares of common stock with a par value
       of $0.0001 per share Issued, allotted and outstanding:
       28,439,975 shares of common stock                                                     2,844                   2,844
Additional paid-in capital                                                                 221,627                 219,127
Accumulated other comprehensive income                                                     135,450                 133,194
Deficit accumulated                                                                     (1,227,594)             (2,195,253)
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' (deficiency)                                                          (867,673)             (1,840,088)
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)                                  $      1,860,437        $      2,138,261
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statement of Stockholders' Deficiency
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                              Compre-                          other           Total
                                        Common stock         Additional       hensive                        compre-          Stock-
                                   ---------------------        paid-in        income        Deficit         hensive        holders'
                                   Shares         Amount        capital        (loss)    accumulated          income    (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001       28,439,975   $     2,844   $   219,127                  $(2,195,253)   $   133,194    $(1,840,088)

Imputed interest on loan
  due to a related party                 --            --         2,500                       (1,250)            --          1,250

Other comprehensive income
- foreign currency
    translation adjustment               --            --            --         2,256             --          2,256          2,256

Comprehensive income
  - net income for the period            --            --            --       968,909        968,909             --        968,909
------------------------------------------------------------------------------------------------------------------------------------
                                                                          $   968,909
Balance, June 30, 2002           28,439,975         2,844       221,627   -----------     (1,227,594)       135,450       (867,673)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------
                                                   For the Three Months Ended          For the Six Months
                                                             June 30                      Ended June 30
                                                      2002            2001            2002             2001
-------------------------------------------------------------------------------------------------------------
Revenue
  Interest income                                   44,947               --           44,947               --
  License fees                                          --               --          240,000               --
  Service fees                                      60,000               --           77,852               --
  Ad sales                                          93,358               --          108,569
-------------------------------------------------------------------------------------------------------------
                                                   198,305               --          471,368               --

  Cost of sales                                     82,495               --          221,399               --
-------------------------------------------------------------------------------------------------------------
Gross profit                                       115,810               --          249,969               --

Advertising and promotion expenses                  (3,694)         (11,457)         (15,427)        (100,615)
Commissions                                        (24,705)              --          (24,705)
Software development costs                              --          (71,621)         (94,368)        (358,859)
Gain on disposal of a subsidiary (Note 13)       1,017,261               --        1,017,261               --

General and administrative expenses
  Accounting and audit                             (18,445)         (10,938)         (18,445)         (25,084)
  Automobile                                            --          (15,735)          (9,399)         (29,656)
  Bank charges and interest                         (8,293)         (41,785)         (21,652)         (67,696)
  Depreciation of fixed assets                     (11,004)         (33,761)         (11,627)         (35,415)
  Foreign exchange (gain) loss                        (863)          40,983            1,734           (9,216)
  Hosting fees                                     (44,947)              --          (44,947)              --
  Legal and other professional fees                  2,059          (43,287)            (870)         (73,852)
  Loss on disposal of asset                             --             (328)              --             (328)
  Office and miscellaneous                            (659)         (25,496)            (823)         (53,362)
  Rent                                              (9,846)         (17,873)         (14,123)         (34,659)
  Salaries and benefits                                 --          (42,935)         (34,599)         (74,711)
  Telephone and bandwidth                           (8,724)          (4,159)          (9,070)          (6,544)
-------------------------------------------------------------------------------------------------------------
Net Income for the period                        1,003,950         (278,392)         968,909         (869,997)
=============================================================================================================
Loss per share
    Basic                                             0.04            (0.01)            0.03            (0.03)
    Diluted                                           0.04            (0.01)            0.03            (0.03)
=============================================================================================================
Weighted average number of
  common shares outstanding
    Basic                                       28,439,975       28,395,109       28,439,975       28,395,109
    Diluted                                     28,621,318       28,395,109       28,621,318       28,395,109
=============================================================================================================

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------
                                                          For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                          2002           2001           2002           2001
-----------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net (loss) income for the year                     1,003,950       (278,392)       968,909       (869,997)
  Non-cash adjustments
    - depreciation of fixed assets                      11,005         17,200         21,414         33,739
    - fixed asset write off                                  -         31,725              -         31,275
    - loss on disposal of asset                              -            328              -            328
    - imputed interest on related party loan             1,250              -          2,500              -
    - exchange  (gain) loss on fixed assets                            (8,149)                        3,089
-----------------------------------------------------------------------------------------------------------
                                                     1,016,205       (237,288)       992,822       (801,116)
  Changes in assets and liabilities:
    - deposits                                          15,000         (1,085)        25,000        (25,673)
    - accounts receivable                              237,695        (20,035)       154,750        (20,035)
    - refundable tax credits                                 -         10,579              -          5,023
    - demand loans                                      25,586       (115,704)        25,586       (115,704)
    - prepaid expenses                                  28,689         (6,565)        49,190         10,153
    - accounts payable and accrued liabilities        (484,061)       158,961       (456,720)       318,339
    - payroll deductions payable                      (371,731)             -       (359,245)             -
-----------------------------------------------------------------------------------------------------------
                                                       467,383       (211,137)       431,383       (629,013)
-----------------------------------------------------------------------------------------------------------
Cash flows used in investing activities
  Increase in demand loan receivable                  (456,326)             -       (506,070)             -
  Purchase of fixed assets                            (158,300)             -       (158,300)        (6,186)
  Disposal of fixed assets                             125,766          6,806        125,766          6,806
-----------------------------------------------------------------------------------------------------------
                                                      (488,860)         6,806       (538,604)           620
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Shares issued for cash                                     -         11,300              -         82,200
  Cancellation of shares allotted                            -        (20,000)             -        (20,000)
  Proceeds from short term loans                        10,318        226,388        128,968        226,388
  Proceeds from demand loans                                 -         68,880        296,412
-----------------------------------------------------------------------------------------------------------
                                                        10,318        286,568        128,968        585,000
-----------------------------------------------------------------------------------------------------------
Foreign exchange gain (loss) on cash held in
  foreign currency                                       5,193        (85,487)                        1,848
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        (5,967)        (3,250)        21,748        (41,545)

Cash, beginning of period                               10,963         (8,815)       (16,752)        29,480
-----------------------------------------------------------------------------------------------------------
Cash (deficiency), end of period                   $     4,996    $   (12,065)   $     4,996    $   (12,065)
===========================================================================================================
Cash represented by:
  Cash                                             $     4,996    $     4,751    $     4,996    $     4,751
  Bank overdraft                                                      (16,816)                      (16,816)
-----------------------------------------------------------------------------------------------------------
                                                   $     4,996    $   (12,065)   $     4,996    $   (12,065)
===========================================================================================================

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
1.       Nature and Continuance of Operations

         The Company was incorporated on October 29, 1999 in the name of Triple 8 Development Corporation under the laws of the State of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. The Company changed its name to CYOP Systems International Incorporated ("CYOP") on October 30, 2000. On November 3, 2000, the Company acquired 100% of the issued and outstanding shares of CYOP Systems Inc., Barbados ("CYOP Barbados"). This transaction was accounted for as a reverse acquisition recapitalization (see Note 3).

         CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. On August 31, 2000, CYOP Barbados acquired 100% of the issued and outstanding shares of Moshpit Entertainment Inc., Canada ("Moshpit"), a company incorporated under the laws British Columbia, Canada. CYOP Barbados sold 100% of the issued and outstanding shares of Moshpit by agreement dated April 1, 2002 to a former shareholder and the sole director. The agreement provide for Moshpit to provide hosting to CYOP as well as any further software development on a contract basis as CYOP focuses on sales and marketing of the financial transaction platform for on-line video games.

         The Company, and its subsidiary, is a provider of multimedia transactional technology solutions and services for the entertainment industry. The Company's range of products and services include financial transaction platforms for on-line video games and integrated e-commerce transaction technology for on-line merchants. These services are considered as one segment only based on internal organizational structure.

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

2.       Significant Accounting Policies

(a)      Basis of Consolidation

         These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its subsidiary CYOP Barbados. Significant inter-company accounts and transactions have been eliminated.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.       Significant Accounting Policies (continued)

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

(c)      Accounting Estimates

         The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.       Significant Accounting Policies (continued)

(g)      Software Development Costs

         Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred.

(h)      Advertising and Promotion

         The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the six months ended June 30, 2002 amounted to $15,427 (June 30, 2001 - $100,615).

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

         The carrying value of cash and cash equivalents, accounts receivable, demand loan receivable, demand loans payable, accounts payable and accrued liabilities, and short-term loans approximate their fair values because of the short-term maturity of these instruments.

         Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable, demand loan receivable, the balances of which are stated on the balance sheet. The Company performs ongoing credit evaluations of its customers and debtors and maintains allowances for possible losses with, when realized, have been within the range of management's expectations. The Company places its cash in high credit quality financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risk.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.       Significant Accounting Policies (continued)

(k)      Net Income (Loss) Per Share

         Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities.

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

3.       Acquisition of CYOP Systems Inc., Barbados

         On November 3, 2000, the Company acquired 100% of the issued and outstanding common shares of CYOP Barbados by issuing 9,000,000 shares, which are presented as outstanding for all periods presented. As the Company was a non-operating shell company, the transaction resulted in the management of CYOP Barbados having effective operating control of the combined company, with the shareholders of the Company continuing only as passive investors. Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction. Under this basis of accounting, CYOP Barbados has been identified as the acquirer and, accordingly, the combined company is considered to be a continuation of the operations of CYOP Barbados with the net liabilities of the Company deemed to have been assumed by CYOP Barbados. Statements of operations present primarily the operations of Barbados. Pro-forma information is not presented, as the transaction is not considered a business combination.

         The net liabilities of the Company assumed by CYOP Barbados are summarized as follows:

         -------------------------------     -------------------
         Current assets                             $     2,399
         Current liabilities                            (12,100)
         -------------------------------     -------------------
         Net liabilities assumed                    $    (9,701)
         ===============================     ===================

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
4.       Fixed assets

-----------------------------------------------------------------------------------------------------------------
                                                                            June 30, 2002
-----------------------------------------------------------------------------------------------------------------
                                                                   Cost          Accumulated            Net book
                                                                                depreciation               Value
-----------------------------------------------------------------------------------------------------------------
Audio and visual equipment                                $      21,558          $     7,063       $      14,495
Computer hardware                                                60,864               11,491              49,373
Computer software                                                 3,088                3,088                   -
Office furniture and equipment                                    9,227                4,195               5,032
-----------------------------------------------------------------------------------------------------------------
Total                                                     $      94,737              $25,837        $     68,900
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------
                                                                          December 31, 2001
-----------------------------------------------------------------------------------------------------------------
                                                                   Cost          Accumulated            Net book
                                                                                depreciation               Value
-----------------------------------------------------------------------------------------------------------------
Audio and visual equipment                                $      21,578          $     5,957        $     15,621
Computer hardware                                               284,526               84,237             200,289
Computer software                                                 3,090                3,090                   -
Office furniture and equipment                                    9,402                2,666               6,736
---------------------------------------------------- ------------------- -------------------- -------------------
Total                                                     $     318,596          $     95,950       $     222,646
=================================================================================================================

         For the six months ended June 30, 2002, depreciation expenses charged to software development costs and general and administrative expenses were $9,787 (2001 - $30,049).

5.       Software Development Costs
         -------------------------------------------------------------------
                                                  June 30       December 31
                                                     2002              2001
         -------------------------------------------------------------------
         Balance, beginning of period         $         -     $         100
         Salaries and benefits                     84,581           454,840
         Depreciation on fixed assets               9,787            40,118
         -------------------------------------------------------------------
                                                   94,368           495,058
         Costs charged to expenses                (94,368)                -
         Costs charged to sale of software              -          (495,058)
         -------------------------------------------------------------------
         Balance, end of period               $         -     $           -
         ===================================================================

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
6.       Loans

(a)      Demand Loans
         -----------------------------------------------------------------------
                                                       June 30 December 31 2001
                                                          2002
         -----------------------------------------------------------------------
         i.  Interest at the Bank of Montreal's prime
             lending rate of 6.0% plus 1.5% per annum
             and unsecured:
                - Cyber Roads Inc.                          -         $ 178,519
                - Tapijkabouter BV                          -            99,157
         -----------------------------------------------------------------------
                                                            -
         ii.  Interest at the Hongkong Bank of
              Canada's prime lending rate of 6.0%
              plus 1% per annum and unsecured:
                - Ameera Group Inc.                         -            75,000

         iii.  Non-interest bearing and unsecured:
                - Tapijkabouter BV                          -           100,000

         iv.   Non-interest bearing and unsecured        9,261
         -----------------------------------------------------------------------
         Total                                           9,261      $   452,676
         =======================================================================

(b)      Demand Loans Related Party
         -----------------------------------------------------------------------
                                                           June 30   December 31
                                                              2002          2001
         -----------------------------------------------------------------------
         ii.  Non-interest bearing and unsecured:
                - Jack Carley - related to a director       50,000        50,000
         -----------------------------------------------------------------------

         Total                                         $    50,000    $   50,000
         =======================================================================

(c)      Short-term Loan
         ----------------------------------------------------------------------
                                                       June 30    December 31
                                                          2002           2001
         ----------------------------------------------------------------------
         i.  Interest at 40% per annum,  due on
             January 25, 2002, convertible to
             20,000 shares of common stock of
             the Company at due date:
                - Kornfeld MacOff (Cdn$25,000)                -    $   15,696

         ii.  Interest at 10% per annum,
              due on June 1, 2002:
                - RedRuth Ventures extended
                  to June 1, 2003                       212,725       212,725

         iii.  Non-interest bearing and
               unsecured                                26,000            -
         ----------------------------------------------------------------------
         Total                                     $   238,725     $  228,421
         ======================================================================

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
7.       Sale and License-back of Computer Software

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

                         2002                         Gross Earnings x 20%
                         2003                         Gross Earnings x 17%
                         2004                         Gross Earnings x 15%
                         2005 to 2017                 Gross Earnings x 10%


         The development costs of the Crediplay System expended by the Company amounted to approximately $1,273,406 of which $778,348 was expensed previously. Management of the Company has estimated the $3,000,000 value based on the discounted future cash flow projection and the estimate provided by knowledgeable parties of the software.

         The gain on the sale of the Crediplay System is calculated as follows:

         ----------------------------------------------------------------
           Sales price

             Retirement of loan due to the purchaser        $   1,200,000

             Present value of $1,800,000
             promissory note discounted at
             7% per annum                                       1,565,452
           ---------------------------------------------------------------
                                                                2,765,452
           Software development costs incurred in 2001           (495,058)
           ---------------------------------------------------------------
           Deferred gain                                    $   2,270,394
           ================================================================

         The deferred gain of $2,270,394 will be amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
8.       Economic Dependence

         In fiscal year 2001, the Company entered into a software development agreement and a software licensing, technical support and operation of customer service and data centre agreement with a company with a common director.

         During the six months ended June 30, 2002, total revenue of $260,644 was earned from the serviced company.

         In forgiveness of the outstanding recievable amount of $200,000 and a deferred revenue amount of $41,700, by agreement dated May 24, 2002, the Company acquired all the rights to the BiG'r Bingo game including the software, the web site located at www.bigrbingo.com, the trademark "BiG'r Bingo", and rights and responsibilities to the BiG'r Bingo customer database.

9.       Related Party Transactions

         Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

         (a) Imputed interest of $2,500 (June 30, 2001 - $Nil) at an interest rate of 10% per annum was accrued on interest free loan of $50,000 from an individual related to a director of the Company.

         (b) Accounting fees of $Nil (June 30, 2001 - $10,338) were paid to a company controlled by individuals related to a director of the Company and were charged to expenses.

         (c) Interest expenses of $Nil (June 30, 2001 - $33,059) were paid to a director and a shareholder of the Company and were charged to expenses.

10.      Commitments

         (a) The Company has entered into contracts with service providers to pay for the services partly by cash and partly by issuance of common stock of the Company when the common stock are freely trading in the equity market. As at June 30, 2002, 156,343 shares of common stock of the Company are to be issued for services received.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
11.      Stock Option

         The following is a summary of the stock option outstanding as at June 30, 2002:
         -----------------------------------------------------------------------
                                                                Weighted Average
                                                     Shares       Exercise Price
         -----------------------------------------------------------------------

         Options outstanding at December 31, 2001    25,000        $   1.00
         Granted                                          -               -
         -----------------------------------------------------------------------

         Options outstanding at June 30, 2002        25,000        $   1.00
         =======================================================================
                            Options Outstanding and Exercisable
         -----------------------------------------------------------------------
         Range of             Number        Weighted Average        Weighted
         Exercise        Outstanding and       Remaining           Average
         Prices             Exercisable     Contractual Life     Exercise Price
         -----------------------------------------------------------------------
         $1.00              25,000             2.12               $1.00
         -----------------------------------------------------------------------

12.      Comparative Figures

         Certain 2001 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2002.

13.      Sale of Canadian Subsidiary
         Moshpit Entertainment Inc. ("Moshpit") was acquired by CYOP Systems Inc. on August 31, 2000 as a development stage company in the business of developing software for interactive online games. The April 1, 2002 Share Purchase Agreement provides for Moshpit to continue hosting the Company's internet traffic in consideration of forgiving interest payable amounts on loans advanced from the Company to Moshpit.

         A one-time gain of $2,774,815 was recognized by CYOP Systems Inc. with the disposal of the Canadian subsidiary, Moshpit. The loan of $1,757,554 to Moshpit has been fully charged as a loss and netted with the gain on disposal.

         Liabilities of Moshpit:
         Loan from parent and the Company                 $     1,757,554
         Other liabilities                                      1,265,567
         ----------------------------------------------------------------
         Total Liabilities                                      3,023,121
         Less: total assets of Moshpit                           (248,371)
         ----------------------------------------------------------------
         Excess of liabilities over assets                      2,774,750
         Proceeds from sale of Moshpit                                 65
         ----------------------------------------------------------------
                                                                2,774,815
         Less: provision of loss on loan to Moshpit            (1,757,554)
         ----------------------------------------------------------------
         Gain on disposal of Moshpit                      $     1,017,261
         ----------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended June 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We were incorporated on October 29, 1999 under the laws of the State of Nevada as Triple 8 Development Corporation to engage in any lawful corporate purpose. We changed our name to CYOP Systems International Incorporated on November 2, 2000.

We have not been involved in any bankruptcy, receivership or similar proceedings.

CYOP Systems International Incorporated ("CYOP") is the parent company in our corporate structure. We own 100% of the common shares of CYOP Systems Inc., a Barbados company. On April 1, 2002 we sold the Canadian subsidiary, Moshpit Entertainment Inc., ("Moshpit") to a former shareholder and sole director. The agreement provides for Moshpit to continue to provide hosting services and further development on a contract basis. This transaction is in keeping with the Company's strategy to move into sales and marketing activities bringing the financial transaction platform for on-line video games to market. Approximately $3 million in outstanding loans and other accounts payable amounts incurred by the Canadian subsidiary remain with Moshpit.

The quarter has been a trying one for the Company. Commitments for funding that went unfulfilled resulted in the need to reconfigure operations. Limited capital availability due to the downturn in the Internet and technology sectors meant that the Company was forced to reduce its operations to the basic minimum in order to continue to operate

Management will continue to fund the Company through shareholders' loans until such time as the Company is financially self-supporting. Management of the Company will be aggressively seeking private financing to launch an aggressive marketing campaign for our pay for play network and our flagship video game Urban Mercenary.

In order for our Company to expand it's operations and realize profits from pay for play online video gaming a number of additional steps must be taken. We must continue to maintain and upgrade our software programs and our website. This is an ongoing month-to-month responsibility with funds for this ongoing software maintenance budgeted and loaned to our Company by management. In the future, the funds required for ongoing software maintenance will come from revenue from licensing fees or system maintenance fees from pay for play video gaming. Secondly, to increase our Company's exposure and attract players to our website we will be required to complete a full marketing launch. Until we complete a marketing launch we cannot expect large volumes of players for our online pay for play video game. Revenues will be derived from licensing fees from third parties that already have an established community and significant traffic to their web sites. We will also continue to pursue our pending patent applications in the United States. Patent protection will improve our competitive position in the online pay for play video gaming industry. We anticipate spending up to an additional $25,000 for costs associated with our patent applications. We anticipate it may take up to one year for our current patent applications to be granted.

Liquidity and Capital Resources

At June 30, 2002 the Company had a working capital position of $(389,930) compared to a working capital deficit of ($2,250,000) at June 30, 2001to satisfy requirements for operations for the same period ending June 30, 2001. Although this is a material improvement for the same period ending June 30, 2001 no assurances can be given that the Company will successful in realizing sufficient funding to continue operations. Based on the cost reduction plan and the sale of the Canadian subsidiary, April 1, 2002, the Company has been successful in significantly reducing operating costs period over period beginning with the third quarter end in 2001. While development of the Crediplay system is complete and operational very little cash is available to begin the process of marketing and promoting the Crediplay system.

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

As of June 30, 2002, there were no material commitments for capital expenditures.

Results of operations for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

During the quarter ended June 30, 2002 the Company generated revenue of $198,305 primarily from ad serving. Although $60,000 is directly related to the Crediplay system and Network Maintenance Fees and $44, 900 from interest income forgiven on a contra arrangement for web hosting services. A one-time gain of $1,017,261 was also recognized during the quarter with the sale of the Canadian subsidiary, Moshpit. The same period ending June 30, 2001 generated no revenues as the Crediplay system was still in development stages. The Company had general and administrative expenses of $100,722 in 2002 compared with $195,314 in 2001. Software development costs, advertising and promotion and commissions was, $28,399 and $83,078 respectively for the periods.

The Company incurred a gain on operations of $1,003,950 in 2002 which included a gain of $1,017,261 after netting loan loss provisions on the sale of the Canadian subsidiary, compared to ($278,392) in 2001, or $0.04 per share and ($0.01 per share respectively. The improved income position is a result of the sale of the Canadian subsidiary, a decrease of total expenses with no salary costs and as a consequence of no revenue for the period in 2001.

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

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 99.1 Certification Pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           Exhibit 99.2 Certification Pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K

                           August 19, 2002 Form 8-k - Sale of Moshpit
                           Entertainment Inc. a wholly owned Canadian subsidiary of CYOP Barbados Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated:  August 19, 2002           Per:   /s/ Mitch White
                                         ---------------------------------------
                                             Mitch White, CEO and Director