Form 10QSB
period 2002-09-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2002-11-12
CIK 1111698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,439,975 common shares as at September 30, 2002

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

                     CYOP SYSTEMS INTERNATIONAL INCORORATED

                                      INDEX
PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheet as of December 31, 2001 and September 30, 2002

              Statement of Income for the period ended
              September 30, 2002

              Consolidated Statements of Cash Flows for the period ended September 30, 2002

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

                       September 30, 2002
                       (Unaudited)

                       Index

                       Consolidated Balance Sheets
                       Consolidated Statement of Stockholders' Deficiency Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)
=============================================================================
                                               September 30       December 31
                                                       2002              2001
-----------------------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents                   $       1,287      $      1,852
  Cash with processors                                4,450                 -
  Accounts receivable                                27,987           178,910
  Demand loan, unsecured                             38,629                 -
  Demand loan, interest at 12% per annum and
    unsecured                                             -            14,472
  Due from director, non interest bearing
    and unsecured                                         -           105,738
  Prepaid expenses and deposit                            -            49,191
------------------------------------------------------------------------------
Total current assets                                 72,353           350,163
Note receivable related party (Note 7)            1,565,452         1,565,452
Intellectual property (Note 8)                      158,300

Fixed assets (Note 4)                                63,733           222,646
------------------------------------------------------------------------------
Total assets                                  $   1,859,838      $  2,138,261
==============================================================================
LIABILITIES
Current
  Bank overdraft                              $                  $     18,604
  Demand loans (Note 6)                             145,370           452,676
  Demand loans related party (Note 6)                44,625            50,000
  Accounts payable and accrued liabilities          155,937           586,139
  Payroll deductions payable                              -           362,115
  Short-term loan (Note 6)                          212,725           228,421
  Investor deposit                                        -            10,000
  Funds held on deposit (Note 14)                    32,017                 -
------------------------------------------------------------------------------
Total current liabilities                           590,674         1,707,955
Deferred revenue (Note 7)                         2,270,394         2,270,394
------------------------------------------------------------------------------
Total Liabilities                                 2,861,068         3,978,349
==============================================================================
Nature and continuance of operations (Note 1)
Commitments (Note 10)

STOCKHOLDERS' (DEFICIENCY)
Share capital
  Authorized:
       100,000,000 shares of common stock
         with a par value of $0.0001
         per share
  Issued, allotted and outstanding:
        28,439,975 shares of common stock             2,844             2,844
Additional paid-in capital                          221,627           219,127
Accumulated other comprehensive income              135,450           133,194
Deficit accumulated                              (1,361,151)       (2,195,253)
------------------------------------------------------------------------------
Total stockholders' (deficiency)                 (1,001,230)       (1,840,088)
------------------------------------------------------------------------------
Total liabilities and stockholders'
  (deficiency)                                $   1,859,838      $  2,138,261
==============================================================================

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statement of Stockholders' Deficiency
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)

=================================================================================================================================
                                                                                                      Accumulated
                                                                         Compre-                         other              Total
                                 Common stock            Additional      hensive                       compre-             Stock-
                            ---------------------           paid-in       income          Deficit      hensive           holders'
                            Shares         Amount           capital       (loss)      accumulated       income       (deficiency)
---------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2001         28,439,975    $   2,844    $    219,127                 $ (2,195,253)    $ 133,194    $   (1,840,088)

Imputed interest on loan
  due to a related party             -            -           2,500                                          -              2,500

Other comprehensive income
- foreign currency
    translation adjustment           -            -               -                             -        2,256              2,256

Comprehensive income
  - net income for
      the period                     -            -               -      834,102          834,102            -            834,102
---------------------------------------------------------------------------------------------------------------------------------
                                                                       $ 834,102
                                                                    -------------
Balance,
  September 30, 2002        28,439,975        2,844         221,627                    (1,361,151)    135,450        (1,001,230)
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)
(Expressed in U.S. Dollars)

==========================================================================================================================
                                                           For the Three Months Ended          For the Nine Months
                                                                  September 30                  Ended September 30
                                                              2002            2001            2002             2001
--------------------------------------------------------------------------------------------------------------------------
Revenue
  Interest income                                                44,947                -          89,894                -
  License fees                                                        -                -         240,000                -
  Service fees                                                    4,693                -          82,544                -
  Ad sales                                                       29,666                -         138,234
--------------------------------------------------------------------------------------------------------------------------
                                                                 79,306                -         550,672                -

  Cost of sales                                                  48,157                -         269,556                -
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     31,149                -         281,116                -

Advertising and promotion expenses                             (24,772)             (61)        (40,199)        (100,676)
Commissions                                                    (11,464)                -        (36,169)                -
Software development costs                                            -           73,057        (94,368)        (285,802)
Gain on disposal of a subsidiary (Note 13)                            -                -       1,017,262                -
General and administrative expenses
  Accounting and audit                                          (5,073)          (5,804)        (23,518)         (30,888)
  Automobile                                                   (11,000)         (13,645)        (20,398)         (43,301)
  Bank charges and interest                                     (8,973)         (28,895)        (30,625)         (96,591)
  Depreciation of fixed assets                                  (5,167)          (1,904)        (16,794)          (5,594)
  Foreign exchange (gain) loss                                 (12,007)         (45,120)        (10,274)         (54,336)
  Hosting fees                                                 (44,947)                -        (89,894)                -
  Legal and other professional fees                             (1,929)         (45,372)         (2,799)        (119,224)
  Loss on disposal of asset                                           -              127               -         (31,926)
  Office and miscellaneous                                     (13,053)         (17,894)        (13,876)         (64,353)
  Rent                                                         (14,678)          (8,814)        (28,801)         (43,473)
  Salaries and benefits                                               -         (42,460)        (34,599)        (117,171)
  Telephone and bandwidth                                      (12,547)          (8,791)        (21,617)         (15,335)
  Travel                                                          (345)            (121)           (345)          (7,024)
--------------------------------------------------------------------------------------------------------------------------

Net Income for the period                                     (134,806)        (145,697)         834,102      (1,015,694)
==========================================================================================================================
Loss per share
    Basic                                                        (0.01)           (0.01)            0.03           (0.02)
    Diluted                                                      (0.01)           (0.01)            0.03           (0.02)
==========================================================================================================================
Weighted average number of
  common shares outstanding
    Basic                                                    28,439,975       28,439,975      28,439,975       28,439,975
    Diluted                                                  28,439,975       28,439,975      28,439,975       28,439,975
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------

                                                              For the Three Months             For the Nine Months
                                                              Ended September 30,              Ended September 30,
                                                             2002             2001            2002             2001
--------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
Net (loss) income for the year                                (134,807)        (145,697)         834,102      (1,015,694)
Non-cash adjustments
    - depreciation of fixed assets                                5,167           15,761          26,581           49,500
    - fixed asset write off                                           -            (183)               -           31,542
    - loss on disposal of asset                                       -               56               -              384
    - imputed interest on related party loan                          -                -           2,500                -
    - exchange  (gain) loss on fixed assets                           -            7,729               -           10,819
--------------------------------------------------------------------------------------------------------------------------
                                                              (129,640)        (122,334)         863,183        (923,449)
  Changes in assets and liabilities:
    - deposits                                                        -            1,250               -         (24,423)
    - accounts receivable                                       (3,828)        (100,473)         150,923        (120,508)
    - refundable tax credits                                          -           11,785               -           16,808
    - demand loans                                              (5,375)         (37,666)       (458,051)        (153,370)
    - prepaid expenses                                                -           12,023          49,191           22,176
    - accounts payable and accrued liabilities                   31,207           19,966       (425,513)          338,305
    - payroll deductions payable                                      -                -       (359,245)                -
    - player funds on deposit                                    32,017                -          32,017                -
--------------------------------------------------------------------------------------------------------------------------
                                                               (75,619)        (215,449)       (147,495)        (844,461)
--------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities
  Increase in demand loan receivable                            101,108                -          98,301                -
  Purchase of fixed assets                                            -                -       (158,300)          (6,186)
  Disposal of fixed assets                                            -                -         125,766            6,806
--------------------------------------------------------------------------------------------------------------------------
                                                                101,108                -          65,767              620
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Shares issued for cash                                              -                -               -           62,200
  Cancellation of shares allotted                                     -                -               -                -
  Proceeds from short term loans                               (26,000)          152,113         102,967          378,501
  Proceeds from demand loans                                          -         (42,393)                          254,018
--------------------------------------------------------------------------------------------------------------------------
                                                               (26,000)          109,720         102,967          694,719
--------------------------------------------------------------------------------------------------------------------------
Foreign exchange gain (loss) on cash held in
  foreign currency                                                1,250          102,687           1,250          104,535
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  (509)          (3,042)          21,239         (44,587)

Cash, beginning of period                                         4,997         (12,065)        (16,752)           29,480
--------------------------------------------------------------------------------------------------------------------------

Cash (deficiency), end of period                            $     5,737     $   (15,107)      $    5,737      $  (15,107)
==========================================================================================================================
Cash represented by:
  Cash                                                      $     1,287     $      6,336      $    1,287      $     6,336
  Cash with processors                                            4,450         (21,443)           4,450         (21,443)
--------------------------------------------------------------------------------------------------------------------------
                                                            $     5,737     $   (15,107)      $    5,737      $  (15,107)
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
1.       Nature and Continuance of Operations

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

         CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. On August 31, 2000, CYOP Barbados acquired 100% of the issued and outstanding shares of Moshpit Entertainment Inc., Canada ("Moshpit"), a company incorporated under the laws British Columbia, Canada. CYOP Barbados sold 100% of the issued and outstanding shares of Moshpit by an agreement dated April 1, 2002 to a former shareholder and the sole director. The agreement provide for Moshpit to provide hosting to CYOP as well as any further software development on a contract basis as CYOP focuses on sales and marketing of the financial transaction platform for on-line video games.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.       Significant Accounting Policies (continued)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.       Significant Accounting Policies (continued)

(g)      Software Development Costs

                  Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred.

(h)      Advertising and Promotion

                  The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the nine months ended September 30, 2002 amounted to $40,199 (September 30, 2001 - $100,676).

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.       Significant Accounting Policies (continued)

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

         The net liabilities of the Company assumed by CYOP Barbados are summarized as follows:
         ---------------------------------------------------------------------
         Current assets                                          $     2,399
         Current liabilities                                         (12,100)
         ---------------------------------------------------------------------
         Net liabilities assumed                                 $    (9,701)
         =====================================================================

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

4.       Fixed assets
         -----------------------------------------------------------------------------------------------------------------
                                                                                  September 30, 2002
         -----------------------------------------------------------------------------------------------------------------
                                                                            Cost          Accumulated            Net book
                                                                                         depreciation               Value
         -----------------------------------------------------------------------------------------------------------------
         Audio and visual equipment                                $      21,558          $     7,063       $      14,495
         Computer hardware                                                60,864               16,658              44,206
         Computer software                                                 3,088                3,088                   -
         Office furniture and equipment                                    9,227                4,195               5,032
         -----------------------------------------------------------------------------------------------------------------

         Total                                                     $      94,737              $31,004        $     63,733
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
         -----------------------------------------------------------------------------------------------------------------

         Audio and visual equipment                                $      21,578          $     5,957        $     15,621
         Computer hardware                                               284,526               84,237             200,289
         Computer software                                                 3,090                3,090                   -
         Office furniture and equipment                                    9,402                2,666               6,736
         -----------------------------------------------------------------------------------------------------------------
         Total                                                     $     318,596          $    95,950        $    222,646
         =================================================================================================================
         For the nine months ended September 30, 2002, depreciation expenses charged to software development costs and general and administrative expenses were $26,581 (2001 - $49,500).

5.       Software Development Costs
         -----------------------------------------------------------------------------------------------------------------
                                                                                        September 30          December 31
                                                                                                2002                 2001
         -----------------------------------------------------------------------------------------------------------------
         Balance, beginning of period                                                    $         -        $         100
         Salaries and benefits                                                                84,581              454,840
         Depreciation on fixed assets                                                          9,787               40,118
         -----------------------------------------------------------------------------------------------------------------
                                                                                              94,368              495,058
         Costs charged to expenses                                                            (94,368)                  -
         Costs charged to sale of software                                                         -             (495,058)
         -----------------------------------------------------------------------------------------------------------------
         Balance, end of period                                                          $         -        $           -
         =================================================================================================================

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

6.  Loans

(a) Demand Loans
    ---------------------------------------------------------------------------------------------------------
                                                                            September 30    December 31 2001
                                                                                    2002
    ---------------------------------------------------------------------------------------------------------
    i.   Interest at the Bank of Montreal's prime lending rate
         of 6.0% plus 1.5% per annum and unsecured:
           - Cyber Roads Inc.                                                         -            $ 178,519
           - Tapijkabouter BV                                                         -               99,157
    ---------------------------------------------------------------------------------------------------------
                                                                                      -              277,676
    ii.  Interest at the Hongkong Bank of Canada's prime lending rate of 6.0% plus 1% per annum and unsecured:
           - Ameera Group Inc.                                                        -               75,000

    iii. Non-interest bearing and unsecured:
           - Tapijkabouter BV                                                         -              100,000

    iv.  Non-interest bearing and unsecured                                      145,370
    ---------------------------------------------------------------------------------------------------------

    Total                                                                        145,370         $   452,676
    =========================================================================================================

(b) Demand Loans Related Party

    ---------------------------------------------------------------------------------------------------------
                                                                            September 30        December 31
                                                                                    2002               2001
    ---------------------------------------------------------------------------------------------------------
    ii.  Non-interest bearing and unsecured:
           - Jack Carley - related to a director                                  44,625             50,000
    ---------------------------------------------------------------------------------------------------------

    Total                                                                    $    44,625         $   50,000
    =========================================================================================================

(c) Short-term Loan

    ---------------------------------------------------------------------------------------------------------
                                                                            September 30   December 31 2001
                                                                                    2002
    ---------------------------------------------------------------------------------------------------------
    i.   Interest at 40% per annum, due on January 25, 2002,
         convertible to 20,000 shares of common stock of the Company at due date:
           - Kornfeld MacOff (Cdn$25,000)                                               -        $   15,696

    ii.  Interest at 10% per annum, due on June 1, 2002:
           - RedRuth Ventures extended to June 1, 2003                           212,725            212,725

    iii. Non-interest bearing and unsecured                                      -
                                                                                           -
    ---------------------------------------------------------------------------------------------------------
    Total                                                                    $   212,725         $  228,421
    =========================================================================================================

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
7.       Sale and License-back of Computer Software

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

         The gain on the sale of the Crediplay System is calculated as follows:
         -----------------------------------------------------------
         Sales price

           Retirement of loan due to the purchaser   $    1,200,000
           Present value of $1,800,000
           promissory note discounted at
           7% per annum                                   1,565,452
         -----------------------------------------------------------
                                                          2,765,452

         Software development costs incurred in 2001       (495,058)
         -----------------------------------------------------------
         Deferred gain                               $    2,270,394
         ===========================================================

         The deferred gain of $2,270,394 will be amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
8.       Intellectual Property

         In fiscal year 2001, the Company entered into a software development agreement and a software licensing, technical support and operation of customer service and data centre agreement with a company with a common director.

         During the nine months ended September 30, 2002, total revenue of $260,644 was earned from the serviced company.

         In forgiveness of the outstanding receivable amount of $200,000 and a deferred revenue amount of $41,700, by agreement dated May 24, 2002, the Company acquired all the rights to the BiG'r Bingo game including the software, the web site located at www.bigrbingo.com, the trademark "BiG'r Bingo", and rights and responsibilities to the BiG'r Bingo customer database.

9.       Related Party Transactions

         Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

         (a) Imputed interest of $2,500 (September 30, 2001 - $Nil) at an interest rate of 10% per annum was accrued on interest free loan of $44,625 from an individual related to a director of the Company.

         (b) Accounting fees of $Nil (September 30, 2001 - $10,338) were paid to a company controlled by individuals related to a director of the Company and were charged to expenses.

         (c) Interest expenses of $Nil (September 30, 2001 - $43,110) were paid to a director and a shareholder of the Company and were charged to expenses.

10.      Commitments

         (a) The Company has entered into contracts with service providers to pay for the services partly by cash and partly by issuance of common stock of the Company when the common stock are freely trading in the equity market. As at September 30, 2002, 156,343 Shares of common stock of the Company are to be issued for services received.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
11.      Stock Option

         The following is a summary of the stock option outstanding as at September 30, 2002:

         -----------------------------------------------------------------------------
                                                                     Weighted Average
                                                        Shares         Exercise Price
         -----------------------------------------------------------------------------
         Options outstanding at December 31, 2001       25,000          $   1.00
         Granted                                             -                 -
         -----------------------------------------------------------------------------
         Options outstanding at September 30, 2002      25,000          $   1.00
         =============================================================================

                                           Options Outstanding and Exercisable
         ------------------------------------------------------------------------------------------------
                                    Number Outstanding and    Weighted Average
           Range of Exercise            Exercisable              Remaining         Weighted Average
               Prices                                          Contractual Life       Exercise Price
         ------------------------------------------------------------------------------------------------
                   $1.00                    25,000                  2.12                  $1.00
         ------------------------------------------------------------------------------------------------

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

         The loan of $1,757,554 to Moshpit has been fully charged as a loss and netted with the gain on disposal. A one-time gain of $1,017,261 was recognized by CYOP Systems Inc. with the disposal of the Canadian subsidiary, Moshpit.

              Liabilities of Moshpit:
              Loan from parent and the Company            $ 1,757,554
              Other liabilities                             1,265,567
              --------------------------------------------------------
              Total Liabilities                             3,023,121
              Less: total assets of Moshpit                  (248,371)
              --------------------------------------------------------
              Excess of liabilities over assets             2,774,750
              Proceeds from sale of Moshpit                        65
              --------------------------------------------------------
                                                            2,774,815
              Less: provision of loss on loan to Moshpit   (1,757,554)
              --------------------------------------------------------
              Gain on disposal of Moshpit                  $1,017,261
              --------------------------------------------------------

14. The $32,017 Player funds on deposit, include $22,851.45 as promotional credits granted to members and expensed as advertising and promotion costs.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
(Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended September 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We were incorporated on October 29, 1999 under the laws of the State of Nevada as Triple 8 Development Corporation to engage in any lawful corporate purpose. We changed our name to CYOP Systems International Incorporated on October 30, 2000.

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

Management continues to fund the Company through shareholders' loans until such time as the Company is financially self-supporting. Management of the Company is seeking financing to launch an aggressive marketing campaign for our pay for play network and our flagship video game Urban Mercenary. We received SEC and NASD clearance on September 4, 2002 for quotation of our securities on the OTC BB under the symbol CYOI.

In order for our Company to expand it's operations and realize profits from pay for play online video gaming we are actively signing up affiliate company's and pursuing strategic acquisitions that bring internet traffic and more games to be integrated into our existing suite of games. Until we increase our Company's exposure and attract players to our website and/or complete strategic acquisitions we cannot expect large volumes of players for our online pay for play video game. Revenues will be derived from licensing fees from third parties that already have an established community and significant traffic to their web sites. We are also continuing to pursue our pending patent applications in the United States. Patent protection will improve our competitive position in the online pay for play video gaming industry. We anticipate spending up to an additional $25,000 for costs associated with our patent applications. We anticipate it may take up to one year for our current patent applications to be granted.

Liquidity and Capital Resources

At September 30, 2002 the Company had a working capital deficit of $(518,321) compared to a working capital deficit of ($2,269,681) at September 30, 2001 to satisfy requirements for operations for the same period ending September 30, 2001. Although this is a material improvement for the same period ending September 30, 2001 no assurances can be given that the Company will successful in realizing sufficient funding to continue operations. Based on the cost reduction plan and the sale of the Canadian subsidiary, April 1, 2002, the Company has been successful in significantly reducing operating costs period over period beginning with the third quarter end in 2001. While development of the Crediplay system is complete and operational very little cash is available to begin the process of marketing and promoting the Crediplay system.

Deterioration of funding sources for internet based businesses has continued into the calendar year 2002 creating financial stresses for the Company. Operations have continued with funding from management. Funding will continue from management for baseline operations. The Company plans to raise capital during the last quarter of 2002.

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

As of September 30, 2002, there were no material commitments for capital expenditures.

Results of operations for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

For the quarter ended September 30, 2002 the Company generated revenue of $79,305. Although $4,693 is directly related to the Crediplay system and Network Maintenance Fees, $29,666 is directly related to ad-serving and $44,900 from interest income forgiven on a contra arrangement for web hosting services. The same period ending September 30, 2001 generated no revenues as the Crediplay system was still in development stages. The Company had general and administrative expenses of $129,719 in 2002 compared with $218,693 in 2001. Software development costs, advertising and promotion and commissions was, $13,385 and a ($73,057) recovery, respectively for the periods.

For the nine month period ended September 30, 2002, the Company incurred a gain on operations of $834,102 in 2002 which included a gain of $1,017,262 after netting loan loss provisions on the sale of the Canadian subsidiary, compared to ($1,015,694) in 2001, or $0.03 per share and ($0.02) per share respectively. The improved income position is a result of the sale of the Canadian subsidiary, a decrease of total expenses with no salary costs and as a consequence of no revenue for the period in 2001.

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

                           Nil


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated:  November 4, 2002            Per:    /s/ Mitch White
--------------------------------------------------------------------------------
                                    Mitch White, CEO and Director