Form 10KSB
period 2002-12-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2003-05-05
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[   ]

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

(604) 688-8859

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.            [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $1,169,740 based on the closing trade reported on the OTC BB. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such person may be considered to be affiliated with the Company. As of December 31, 2002, the number of shares outstanding of the registrant's Common Stock was 28,474,682.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

Item 1.  Business

CYOP Systems develops and distributes financial transaction platforms.  Their first branded platform is CrediPlay.  The Company licenses the software to gaming communities and portals to offer additional revenue sources through pay-for-play tournaments of skill and markets the company’s proprietary site www.skillarcade.com.  A player’s fee is charged every time a tournament or game is played.  This fee is disbursed to the game developer or publisher who owns the game being played, the server operator (portal) who runs the tournament and CYOP, the transaction processor.

Collecting and processing fees through financial institutions and disbursing funds through a revenue sharing model to vertical channel partners in this manner creates market opportunity through revenue sharing and reducing upfront investment costs in a vertically integrated marketing channel.

CYOP also owns and operate a proprietary gaming community, www.skillarcade.com, which was launched in the beginning of September 2002.  SkillArcade.com is an online games destination where people play popular skill-based games against other players and compete in tournaments to win real money prizes. The ultimate goal is to be recognized as the number one pay-for-play Gaming site on the Internet, which will:

1.

Establish Brand Recognition in targeted audience areas

2.

Direct and generate traffic to the site

3.

Build a database of players

4.

Convert traffic into Accounts.

5.

Build a positive reputation in the gaming market

6.

Retain Clients and Establish Loyal client base

7.

Drive Corporate revenues

Network Maintenance Fees – The Source of Revenue

Gamers wishing to compete in tournaments of skill for money are charged a network maintenance fee (“NMF”) each time they access a "pay-for-play" tournament.  Using CrediPlay, the network maintenance fee is split between the Company, game developers and game server operators.  Tournaments may only last ten minutes.  Thousands of members playing hundreds of tournaments can generate significant revenues through the Network Maintenance Fee.

Network Maintenance Fees are negotiated and preset among the members of the supply chain.  Game developers, publishers, server operators and the Company agree on fees and percentages of fees in advance and separate from the Tournament Entrance Fee.  The Network Maintenance Fee does not change in proportion to the tournament prize money.

This business model is predicated on licensing the software to online communities, wireless networks and portals with high traffic bases.  Games are either built in-house or licensed from developers and publishers.   A player’s fee is charged every time a tournament is played.  This fee is disbursed to the game developer or publisher who owns the game being played, the server operator (portal) who runs the tournament and CYOP, the transaction processor.  The Company also licenses gaming software on a straight annual fee basis, and does not pay a percentage to these types of game developers.

Pay-For-Play Tournaments of Skill

A tournament of skill is where competitors play a series of skill games where eventually one person or team is the victor. A pay-for-play tournament is where competitors pay fees to enter the tournament and a prize is awarded to the victor.

CrediPlay allows online gaming server operators to organize and run pay-for-play tournaments of skill.  Competitors pay a Tournament Entrance Fee.  It creates a prize pool, which is disbursed to the winners.  A Network Maintenance Fee is paid by the competitors to cover the costs of tournaments, much like a green’s fee for a golf tournament.  The Network Maintenance Fee is portioned to the server operators, the game developer / publisher and CYOP.  The Network Maintenance Fee is how vertical channel members generate revenue.

Pay-for-play tournaments of skill are an incentive-based product.  Online gamers pay fees and participate for the competitive spirit and the goal of winning prize money.  It is a highly motivating marketing strategy for online communities and portals.  It introduces a new revenue model for the online gaming industry.

A pay-for-play tournament of skill is not gambling.  CrediPlay’s software is based on the individual player’s skill and knowledge, while most games of chance on the Internet are based on algorithms.  Several sets of criteria are introduced that make Skill-Bingo, for example, a competitive game played in tournaments or head to head, where skill, knowledge or a combination of both determines the winning outcome. The following are used to allow for competition between players:

1.

Hand-eye coordination

2.

Reaction time

3.

Dexterity

4.

Spatial memory

5.

Long-term memory

6.

Pattern recognition

7.

Organizational skills

8.

Strategic planning

9.

Game play knowledge, general knowledge and intelligence

Legality

To ensure that the company is running games of skill and not gambling, determinations have been made by gaming experts and legal counsel to insure that games and software meet regulatory requirements.

Games of skill have been likened to Peer-to-Peer wagering in that the Player is not 'wagering' against the house for a prize.  This is not all together true, and a better example follows. Think of it like this...four buddies play golf. One pays a green fee to play on the course.  One then decides to play skins for money. The golf course takes no part in that, and is therefore in compliance with most legal jurisdictions with respect to the legality of 'Skill Based Gaming'.

We are unaware of any existing or probable government regulations, which would have an adverse affect on the implementation of our current business plan.  We are relying on American and Canadian legal opinions to ensure that our business falls within current government regulations in those jurisdictions.

The company does not profit from the size of a player’s wager on his or her own skills. In fact, players don't ‘wager’ at all, they simply decide how much of a tournament entry into the pool they are willing to pay. The company also does not profit from the size of the cash prize pool, nor does it profit if one player wins over another specific player.

Even adhering to such a rigorous process doesn't guarantee that every government everywhere will view pay-for-play tournaments as legal. The reality is that different governments have different ways of classifying games of skill and chance. For example, backgammon is a game of skill in the UK, but a game of chance in the USA. All of the information the company has gathered regarding a game enables CYOP to work with these various governments and comply with their laws. If a government or jurisdiction informs CYOP that their laws do not allow CYOP to run particular game tournaments, the company has the capability to not allow competitors in that specific jurisdiction to play tournament games.  Finally, the Terms and Conditions clearly state that members may not use any of CYOP’s sites or services if these violate the laws, statutes, ordinances, or regulations of that person's geographic location.

Our network is organized to generate three core revenue streams: membership fees, pay-for-play network maintenance fees, and credit card processing fees.  The crediplay network is operational.  To date, a minimal amount of money has been spent marketing our products and services.  Accordingly, traffic to our site has been limited.  A breakdown of our revenue to date by core revenue stream is provided below.

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

We allow members to use our technology to become pay-for-play game developers and game server operators.  This open source strategy creates new business and integrates and binds members to our transaction network.

We developed the crediplay network as a new playing field for the growing number of people playing games on-line.

Distribution Methods of our Products and Services.

Game and Information Portals

North America and English speaking countries

The dominant gaming portals are located in North America and are in the English language. They include GameSpy, MSN Game Zone, Yahoo! Games, Lycos Games, and Pogo (Electronic Arts).  Stung by the overall advertising crunch that has shut down many content sites, operators of free game sites are scrambling for ways to make a consistent profit.   The portals that survive will be those that form both short and long-term alliances with other content and service providers, so they can offer new revenue-generating services such as e-commerce, subscription fees, placement fees, and premium content. We have dedicated sales and business development personnel in Vancouver who market our systems through outbound sales tactics. Those are our primary targets.  The company is targeting potential licensees because:

CYOP’s intent is to partner with portals and to license to third parties in this market place because:

1.

Existing traffic – these types of sites are well established and they aggressively market themselves to keep their unique and returning visitor numbers high.

2.

Existing databases – these sites have developed large databases of members with sophisticated information

3.

Software built in English – CrediPlay has been designed in English, so integration is immediate

4.

Proximity for business development

5.

Instant revenues – CYOP does not have to spend great amount of resources marketing.

6.

The portals need new revenue sources.

The timeline is as follows:

1.

License in the North American Market – Fall 2002

2.

Build presence Globally – Spring 2003

Asia/Europe

How big is the non-English speaking world, economically speaking? Recent figures show that 68% of the world’s purchasing power and 92% of the world's potential customers live in countries where English is not the native language. Most of the up and coming markets outside the English-speaking world are not even online yet, but they are coming online. By making the effort to address non-English speaking markets now, CYOP will have an enormous competitive advantage over competitors who arrive later on. Although the U.S. accounts for the most of the world’s Internet usage by a single country, analysts at Bear Stearns believe that international markets currently hold the strongest growth opportunities for I-gaming; especially the emerging Asian “Digital Dragons.”

The opportunity to develop a gaming portal exists in the emerging markets of Asia and Europe.  Marketing to these relatively under-developed areas of the e-commerce world costs a fragment of the same in North America.  China, Taiwan and Korea are being made a priority as they have a high proportion of gamers, strong Internet growth and readily disposable income.  The largest Internet market in Europe is Germany at present, and it is expected to continue its domination in e-commerce.   The company intends to introduce a German portal within the next 6 months to address this opportunity.

CYOP plans to partner with companies in each market, and to localize its proprietary portal and systems into respective languages.  The Partner companies will be expected to handle local issues and drive marketing efforts.   A summation of why CYOP will build global portals is as follows:

1.

Higher share of Network Maintenance Fees through JV agreements

2.

First in Market – North America is approximately two to five years ahead of the rest of the Internet world, and there exists an opportunity for start-up ventures.

3.

Relative ease and low cost of marketing – as compared to the Americas

4.

Long-term revenues – Future growth in the industry will be driven by extra-American countries

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

3.

People will seamlessly switch from playing games to watching TV.

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

Publishers/Game Developers

Electronic Arts, headquartered in Redwood City, California, is the world's leading interactive entertainment software company. Founded in 1982, Electronic Arts posted revenues of more than $1.2 billion for fiscal 1999. The company develops, publishes and distributes software worldwide for personal computers and video game systems such as the PlayStation® and Nintendo® 64.

Blizzard Entertainment® is a premier publisher of entertainment software.  Since establishing the Blizzard label in 1994, the company has quickly become one of the most popular and well-respected makers of computer games.  With blockbuster hits including the Warcraft ® series, the Diablo series, and StarCraft., the company has enjoyed back-to-back number-one selling games, as well as consecutive Game of the Year awards.  Blizzard Entertainment operates a free online game service, Battle.net®, the largest in the world with millions of active users.

As a known leader in the industry and one of the world's leading developers of best selling software, id Software has forged frenetic titles such as Wolfenstein 3-D, DOOM, DOOM II, QUAKE, and QUAKE II.  With intense graphics and adventure, id creates frenzied demands worldwide and continues to break retail and shareware sales records.  id has proven itself to be genius at more than just software development.  Using non-traditional means of product distribution, shareware channels, online services, and the Internet. id has helped to create a new way to market computer games.  id's titles have become cultural phenomenon’s inspiring other developers, while spawning mainstream licensing agreements for movie and book series. id games have been featured on prime time TV shows such as Friends and ER and in the movies The Net, Congo and Gross Point Blank.

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

Transaction technology within the crediplay network creates a means by which game developers can create pay-for-play versions of their games.  Developers can utilize the crediplay network to market and promote their games.

CYOP Systems has created a new business model for game server operators.  By simply utilizing the crediplay network, games from their server, can host pay-for-play video games, generating a significant additional source of revenue.

Professional game leagues are limited to physical tournament settings or reliance on sponsorships for financing.  The crediplay network creates a 24-hour market of interactive video gaming where players enter tournaments through their own financial accounts.

As of the date of this annual report, management is aware of www.worldwinner.com and www.skilljam.com as the only other companies, which offers pay for play video gaming with the capacity to credit players in real time.  It is likely we will receive competition from other companies offering online pay for play video gaming. These competitors may utilize future off the shelf software systems or custom designed pay for play video software.  Our business model is designed to provide financial incentives for game developers and server operators who may otherwise compete against our Company.

How We Plan to Expand Our Business Model

The Company is capitalizing on its experience in the On-Line Gaming Industry by leveraging its experience and contacts in this, the most profitable sector of the Global Digital Economy.  With the ability to integrate with popular online games like Bingo, the company has the opportunity to gain acceptance by licensing its software to the mainstream Internet Portals and Games Sites as a viable on going alternative to advertising and subscription-based revenues

Portals such as Bingo.com have been depending on the Internet Advertising model as their sole source of revenues with moderate success.  The addition of the <Pay-for-Play> model allows these portals to further capitalize on their existing database; a demographic of repeat game players.  The ease of integration allows companies to add to their core business without any software development costs or expensive downtime. One hundred percent automated, the system registers players in tournaments, runs the tournaments and pays the winners instantly.

Risk factors

You should carefully consider the risks described below and the other information in this disclosure and any other filings we make with the SEC in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Operations

While we do have a history of revenues we also have a history of losses since our inception. If we are unable to generate enough revenue and become profitable, our company will fail.

Management

Our management is under no contractual obligation to remain with us and their departure could cause our business to fail. Our directors and our officers have varied business interests and are working for other companies from time to time. Members of management have signed written employment agreements with us only as at January 1, 2003 as we have not been able to afford to pay management members.

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

Financing

We are highly dependent upon our management for financing our software development and ongoing operations. We were cleared by the Securities exchange Commission (“SEC”) and National Association of Securities Dealers (“NASD”) in September 2002 to have our securities quoted in the OTC BB. We have just begun earning revenues (“NMF”) through the use of our pay for play software. We have been and continue to be dependent upon management for loans to our company to fund our operations. In the event management is unable to continue to advance funds to our company before we achieve positive cash flow, our company could fail. Online pay for play video gaming is attracting the interest of large well financed potential competitors. Our common shares are quoted on the OTC BB. Persons who acquire our common shares have limited liquidity or opportunity to sell their shares and may not be able to recover any funds, which have been invested in our common shares. Our common shares fall within the definition of a penny stock. All transactions involving our shares will be subject to special rules established by the Securities and Exchange Commission which require brokers and dealers to complete due diligence on penny stocks being acquired on behalf of clients. These requirements are onerous and may make an investment in penny stocks less appealing to certain investors, which could affect your ability to sell our common shares.

Stock Price Volatility

The market price of CYOP’s common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. To date, the trading volume in the Company’s stock has been relatively low and significant price fluctuations can occur as a result. If the low trading volumes experienced to date continue, such fluctuations could occur in the future. The Company cannot provide assurance that the sales price of its common stock will not fluctuate or decline significantly in the future. In addition the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of CYOP’s common stock in the future. Such fluctuations and variations may be the result of changes in CYOP’s business, operations or prospects, announcements of technological innovations and new products by competitors, CYOP or its competitors entering into new contractual relationships with strategic partners, proposed acquisitions by CYOP or its competitors, financial results that fail to meet public market analyst expectations of performance, regulatory considerations and general market and economic conditions in the U.S. and throughout the world.

Dilutive Effect of Future Sales of Securities

Future sales of substantial amounts of CYOP’s Common stock in the public market could adversely affect the market price of the Common stock and shareholders could experience dilution in their stock ownership of the Company and in the value of their shares. Dilution is a reduction in the value of the holder’s investment measured by the difference between the purchase price of the shares of the Common stock and the net tangible book value of the shares after the purchase takes place. As at December 31, 2002 there were 19,476,682 shares of Common stock, which are restricted or affiliate shares (“Restricted Shares”). Those Restricted Shares will gradually be converted to free-trading shares, the sale of which could have a material adverse effect on the future market price of CYOP’s Common stock.

Experience

We have significant experience operating online pay for play video games and processing online financial transactions. We have tested our operating system and believe it will accommodate the expected commercial traffic at our website however, without operating high volumes of traffic our system could result in a breakdown slowing our operations with the resultant lack of business and revenue.

Future Capital Needs

CYOP has capital requirements for such applications as geographical expansion, marketing and advertising, development of new applications, expansion and upgrading of infrastructure and completing joint venture agreements with potential European and Asian partners. CYOP may not be successful in generating sufficient cash from operations for those purposes and will need to raise additional capital. Failure to generate sufficient cash flows or to raise additional capital may require CYOP to revise, delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult to respond to competitive pressures, any of which could have a material adverse effect on CYOP’s business, results of operations and financial condition.

Item 2.  Properties

At December 31, 2002 we maintained an office at Suite 406, 1040 Hamilton Street, Vancouver, British Columbia, Canada.  This is leased office space of approximately 3,500 square feet, which houses our current operations.  Monthly lease payments on this office space are $6,000.  These facilities are fully utilized and are adequate for our needs for the next 12 months. In April 2003 we moved to a much smaller space sharing with another company at no cost. This office is located at 225-425 Carrall Street, Vancouver, British Columbia, Canada. All our infrastructure and equipment is located in the Westin Building in Seattle, Washington on a co-location agreement for $1,500.00 per month.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2002 annual general meeting is scheduled to be held Monday June 30, 2003 .at Suite 225, 425 Carrall Street, Vancouver, British Columbia at 10:00 a.m.  The Company's security holders will be requested to confirm directors, to appoint the Company's auditors for the 2002/2003 fiscal years and to ratify all actions taken by the officers and directors of the Company of the preceding year.  No other business is expected to be brought before the Company's shareholders at the 2002 annual general meeting.  The Company's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company’s shares are currently listed on the over the counter market with quotations posted in the Over-the-Counter Bulletin Board (“OTC BB”) under the ticker symbol CYOI.

	Price Range of Common Stock
	High/Ask	Low/Bid
First quarter (January 1, 2002 – March 31, 2002)	0.00	0.00
Second quarter ( April 1, 2002 – June 30, 2002)	0.00	0.00
Third quarter (July 1, 2002 – September 30, 2002)	0.68	0.59
Fourth quarter (October 1, 2002 – December 31, 2002)	0.70	0.10

CYOP has not declared any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. CYOP’s policy is to reinvest all earnings into the business.

At December 31, 2002 there were approximately 43 registered shareholders holding 28,474,682 of record of our issued common shares.  There are no warrants and 25,000 options to purchase additional common shares of the Company.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8, with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with other financial data included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2002 and the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Ellis Foster, independent auditors

The independent auditors’ report appearing elsewhere in this document contain disclosures that the Company’s losses and negative cash flows from operations raise concern about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

         Year Ended December 31

	2002	2001
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue	$ 545,123	$ 512,930
Cost of revenue	209,518	300,647
	-----------------------------	----------------------------
Gross profit	335,605	212,283
Operating expenses	681,201	786,131
Interest expense	-	177,288
	-----------------------------	----------------------------
Gain on disposal of subsidiary	949,577	-
Net loss	$ 603,981	$ (751,136)
	=================	================
Basic and diluted loss per share	$ 0.02	$ (0.03)
	-----------------------------	----------------------------
Weighted average common shares outstanding	28,457,328	28,433,430
	=================	================

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents	$ 4,253	$ 1,852
Working capital (deficit)	(864,973)	(1,357,792)
Total assets	1,853,905	2,138,261
Total liabilities	3,157,777	3,978,349
Total stockholders’ equity	(1,303,873)	(1,840,088)
	-----------------------------	----------------------------

Item 7.  Management’s discussion and analysis

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

Overview

We have been primarily focused on developing our product for market launch.  Management has financed most of our operations to date.  Management will continue to fund our operations through shareholders loans for the next 12 months or until such time as we are able to raise equity or debt financing privately, until we have positive cash flow.  We will satisfy cash requirements solely from funds loaned by management or family and friends or private investors.  However, management is not under any contractual obligation to provide continued funding.  We will spend approximately $1/2 million in the next 12 months to maintain current operations at our current expenditure rate; not including any marketing initiatives or expansion plans. Additional funds in the amount of $1.5 million will be required for a complete launch of the Crediplay system including a full marketing budget.

We anticipate contracting human resources as required during the next 12 months.  We do not expect to acquire any material physical assets or significant equipment in the next 12 months.  We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

We launched our first pay-for-play online video game, Urban Mercenary in February 2001.  In March 2001, the Company secured the Canadian Imperial Bank of Commerce as the Company's merchant account processor.

In September 2002, we launched a suite of free and “pay for play” games including card, strategy, arcade, sports and multiplayer games, terminating our licensing contract with Bingo.com.  The Bingo.com contract called for our company to provide front end game development and site management.  It was also a licensing agreement under which Bingo.com used our pay for play transaction software.  Bingo.com has approximately 700,000 members playing bingo online.  Bingo.com has devised a new format for bingo which is a skill based game and not a game of chance.  The Bingo.com site began using CYOP's pay for play transaction software in October 2001. Our proprietary site www.skillarcade.com as at December 31, 2002 has about 100,000 members.

Management will continue to fund the Company through shareholders' loans until such time as the Company is financially self-supporting.  Management of the Company will be aggressively seeking financing to launch an aggressive marketing campaign for our pay for play network and our flagship video game Urban Mercenary.

In order for our Company to expand it's operations and realize profits from pay for play online video gaming a number of additional steps must be taken.  We must continue to maintain and upgrade our software programs and our website.  This is an ongoing month-to-month responsibility. Funds for this ongoing software maintenance have been budgeted, which are being loaned to our Company by management.  In the future, the funds required for ongoing software maintenance will come from revenue from licensing fees or system maintenance fees from pay for play video gaming.  Secondly, to increase our Company's exposure and attract players to our website we will be required to complete a full marketing launch of the Crediplay system.  We anticipate that this marketing launch will cost approximately $1.5 million.  Until we complete a marketing launch we cannot expect large volumes of players for our online pay for play video game.  Revenues will be derived from licensing fees from third parties.  We will also continue to pursue our pending patent applications in the United States.  Patent protection will improve our competitive position in the online pay for play video gaming industry.  We anticipate spending up to an additional $25,000 for costs associated with our patent applications.  We anticipate it may take up to one year for our current patent applications to be granted.

Results of Operations

Revenue

Revenue increased to $545,123 for the year ended December 31, 2002 from $512,930 for the year ended December 31, 2001, from no revenue in the same period in the prior year. This increase is a result of the move away from a primarily a development company with the first proof of concept contract with Bingo.com in September 2001, and the additional revenues earned from a proprietary game site.

Cost of Revenue

The Company recorded cost of revenue of  $209,518 during the year ended December 31, 2002 and $300,647 during the year ended December 31, 2001. This significantly decreased, as the direct costs associated with the development work for Bingo.com finished in early 2002.

Sales and Marketing expenses

Sales and marketing expenses increased to $209,619 for the year ended December 31, 2002 from $101,217 for the year ended December 31, 2001, an increase of $108,402. This is a result of a settlement with a company with a common director (see note 8 in financial statements) a certain amount of advertising inventory was granted to one of our directors. During the year 2002, $159,209.57 of ad serving was provided by a director on account of the company with a common director and was charged as advertising cost to the company. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our site and participation in trade shows.

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

General and Administrative expenses

General and administrative expenses consist primarily of contract personnel costs, rent for the Company's office, legal and audit professional fees, insurance and other general corporate and office expenses, including $92,778 of bad debt for the fiscal year 2002 from $46,500 for the fiscal year 2001. General and administrative expenses decreased to $567,445 for the year ended December 31, 2002 from $653,096 for the year ended December 31, 2001, a decrease of 6% over the previous year. General and administrative expenses decreased primarily from the prior year as a result of a decrease in legal and professional fees associated with obtaining clearance with NASD and SEC for quotation of our securities on the OTC BB.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses.

Interest expense

Interest expense consists of accrued interest on the demand loans and demand loans to related parties. Interest expense decrease from $177,288 for 2001, to $0.00, however imputed interest expense increased to $30,721 in 2002 from $1,900 from demand loans from related parties. Additionally a significant interest expense has been accrued related to a Canada Customs and Revenue Agency (“CCRA”) assessment of payroll taxes due on the Canadian subsidiary in fiscal year 2001. No loan interest expense was captured for the year ended December 31, 2002 as the subsidiary that incurred corresponding liabilities was sold on April 1, 2002; see Form 8-k filed August 20, 2002.

Loss per share and net loss

The Company ended the year with a net profit of $603,981 as a result of the gain booked on the sale of a subsidiary of $949,577. The net profit position is a gain of $0.02 per share compared to the net loss of ($751,136), a loss per share of ($0.03) for the year ended December 31, 2001.

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

The Company had cash and cash equivalents of $4,253 and a working capital deficiency of ($864,973) at December 31, 2002. This compares to cash and cash equivalents of $1,852 and working capital deficiency of ($1,357,792) at December 31, 2001. This improvement is a result of the disposal of the subsidiary, and the gain calculated as a consequence of the elimination of debt from the remaining consolidated company.

During the year ended December 31, 2002, the Company used cash of $142,274 in operating activities compared to using $264,955 in the prior year. This is a reflection of scaled down operations and includes  the non-cash gain $949,577 on the sale of the subsidiary.

Net cash provided by financing activities was $454,773 in 2002, which compares to $625,246 in 2001. During the year ended December 31, 2002, less funding was obtained in the form of loans as the Company was in operation and generating revenues to fund working capital requirements.

The Company used cash of $158,300 in investing activities in 2002, compared to using cash of $551,916 in the prior year. While cash was invested in continued development costs of the crediplay system in 2001 it was not necessary in 2002 with an operating infrastructure. The $158,300 relates to the acquisition of further intellectual property.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2003, and are substantially dependent on continued funding from our Chairman and CEO to continue operations.

There can be no assurances that additional capital will be available when we need it on terms that we consider acceptable. The auditors' report on the Company's December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures about market risk

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at December 31,2002 is not materially different from their carrying value.

To December 31, 2002, substantially all revenues are incurred In United States dollars and the majority of cash costs have been realized or incurred in Canadian dollars and as such, are subject to material foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

PART III

Item 8.  Financial Statements

The financial statements of the Company and related schedules described under “Item 14. Financial Statements and Financial Statement Schedules” are included following this page.

                            CYOP SYSTEMS INTERNATIONAL

                            INCORPORATED

                                    Consolidated Financial Statements

(Expressed in U.S. Dollars)

                                    December 31, 2002 and 2001

                                      Index

                                   Report of Independent Accountants

                                   Consolidated Balance Sheets

                                   Consolidated Statement of Stockholders’ Deficiency

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

CYOP SYSTEMS INTERNATIONAL INCORPORATED

We have audited the consolidated balance sheets of CYOP Systems International Incorporated (“the Company”) as at December 31, 2002 and 2001, the related consolidated statements of stockholders’ deficiency and the consolidated statements of operations and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“MOORE STEPHENS ELLIS FOSTER LTD.”

February 6, 2003

Chartered Accountants

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
December 31, 2002 and 2001
(Expressed in U.S. Dollars)
		2002	2001
ASSETS
Current
Cash and cash equivalents		$4,253	$1,852
Accounts receivable		-	178,910
Demand loan, interest at 12% per annum and unsecured		-	14,472
Due from director, non interest bearing and unsecured		-	105,738
Interest receivable related party (Note 7)		90,000	-
Prepaid expenses and deposit		-	49,191
Total current assets		94,253	350,163
Note receivable related party (Note 7)		1,585,034	1,565,452
Fixed assets (Note 3)		58,953	222,646
Intangible assets (Note 5)		115,665	-
Total assets		$1,853,905	$2,138,261
LIABILITIES
Current
Bank overdraft		$-	$18,604
Demand loans (Note 6a)		-	452,676
Demand loans related party (Note 6b)		562,238	50,000
Accounts payable and accrued liabilities		147,480	586,139
Payroll deductions payable		-	365,115
Player funds on deposit		36,783	-
Short-term loan (Note 6c)		212,725	228,421
Investor deposit		-	10,000
Total current liabilities		959,226	1,707,955
Deferred revenue (Note 7)		2,198,552	2,270,394
Total Liabilities		3,157,778	3,978,349

Nature and continuance of operations (Note 1)

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
100,000,000	shares of common stock with a par value
	of $0.0001 per share
Issued, allotted and outstanding:
28,474,682	shares of common stock (2001 - 28,439,975)	2,848	2,844
Additional paid-in capital		284,551	219,127
Accumulated other comprehensive income		-	133,194
Deficit accumulated		(1,591,272)	(2,195,253)
Total stockholders' (deficiency)		(1,303,873)	(1,840,088)
Total liabilities and stockholders' (deficiency)		$1,853,905	$2,138,261
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2002 and 2001						Page 1 of 2
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	holders'
	Shares	Amount	capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2000	28,382,975	2,838	149,237		(1,444,117)	14,801	(1,277,241)

Shares issued for cash at $1.00 per share	17,500	2	17,498		-	-	17,500
on January 8, 2001

Shares issued for cash at $1.00 per share	12,200	1	12,199		-	-	12,200
on January 19, 2001

Shares issued for cash at $1.40 per share	13,000	1	18,199		-	-	18,200
on February 14, 2001

Shares issued for cash at $1.00 per share	3,000	1	2,999		-	-	3,000
on March 8, 2001

Shares issued for cash at $1.00 per share	11,300	1	11,299		-	-	11,300
on April 24, 2001

Imputed interest on loan due to a related party	-	-	1,900		-	-	1,900

Components of comprehensive income
- foreign currency translation adjustment	-	-	-	$118,393	-	118,393	118,393

- net (loss) for the year	-			(751,136)	(751,136)	-	(751,136)

Stock-based compensation			5,796				5,796

Comprehensive income (loss)				$(632,743)

Balance, December 31, 2001	28,439,975	$2,844	$219,127		$(2,195,253)	$133,194	$(1,840,088)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2002 and 2001						Page 2 of 2
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	Holders'
	Shares	Amount	capital	(loss)	accumulated	income	(deficiency)

(continued from page 1)

Balance, December 31, 2001	28,439,975	2,844	219,127		(2,195,253)	133,194	(1,840,088)

Shares issued for services at $1.00 per share	34,707	4	34,703		-	-	34,707
on March 11, 2002

Imputed interest on loan due to a related party	-	-	30,721		-	-	30,721

Components of comprehensive income
- foreign currency translation adjustment	-	-	-	(133,194)	-	(133,194)	(133,194)

- net income for the year	-	-	-	603,981	603,981	-	603,981

Comprehensive income (loss)				$470,787

Balance, December 31, 2002	28,474,682	$2,848	$284,551		$(1,591,272)	$-	$(1,303,873)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Operations
Years ended December 31, 2002 and 2001
(Expressed in U.S. Dollars)
	2002	2001

Revenue
Sale – Crediplay – related party (Note 7)	$71,842	$-
Sale – Crediplay	27,340	-
License fees related party	240,000	509,225
Service fees	61,576
Ad sales	144,365	3,705
	545,123	512,930
Cost of sales	209,518	300,647
Gross profit	335,605	212,283
Sales and marketing expenses	(209,619)	(101,217)
Loan interest expense	-	(177,288)
General and administrative expenses
Accounting and audit	(30,438)	(38,221)
Amortization of intangible assets	(28,916)	-
Automobile	(22,400)	(64,192)
Bad debt	(92,778)	(46,500)
Bank charges and interest	(31,068)	-
Commissions	(35,873)
Depreciation of fixed assets	(21,574)	(5,058)
Foreign exchange loss	(5,361)	(64,032)
Imputed interest expense – related party	(30,721)	(1,900)
Legal and other professional fees	(2,959)	(149,017)
Office and miscellaneous	(42,933)	(68,741)
Rent	(38,181)	(52,807)
Contractors and consultants fees	(137,109)	(131,605)
Stock-based compensation	-	(5,796)
Telephone and bandwidth	(42,778)	(25,227)
Travel	(4,356)	-

Operating loss	(441,459)	(719,318)

Other income (loss)
Interest income related party	109,582	-
Write down of intangible assets	(13,719)	-
Write off of leasehold improvement	-	(31,434)
Loss on disposal of fixed assets	-	(384)
Gain on disposal of subsidiary (Note 8)	949,577	-
Net income (loss) for the year	$603,981	$(751,136)

Earning (loss) per share – basic and diluted	$0.02	(0.03)

Weighted average number of common
shares outstanding - basic and diluted	28,457,328	28,433,430
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Years Ended December 31, 2002 and 2001
(Expressed in U.S. Dollars)
	2002	2001
Cash flows from (used in) operating activities
Net loss for the year	$603,981	$(751,136)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	28,916	-
- bad debt	92,778	46,500
- depreciation of fixed assets	21,574	45,176
- capitalized software development costs	-	100
- gain on sale of subsidiary	(949,577)	-
- loss on disposal of fixed assets	-	384
- imputed interest on related party loan	30,721	1,900
- stock-based compensation	-	5,796
- shares issuance for services	34,707	-
- write down of intangible asset	13,719	-
- write off leasehold improvement	-	31,434
Changes in assets and liabilities:
- accounts receivable	76,005	(162,102)
- interest receivable	(90,000)	-
- note receivable related party	(19,582)	-
- prepaid expenses and deposit	-	1,801
- accounts payable and accrued liabilities	49,543	380,766
- payroll deductions payable	-	134,426
- player funds on deposit	36,783	-
- deferred revenue	(71,842)	-
	(142,274)	(264,955)
Cash flows from (used in) investing activities
Proceeds from disposal of fixed assets	-	6,743
Increase in software development costs	-	(454,840)
Purchase of intellectual property	(158,300)	-
Purchase of fixed assets	-	(103,819)
	(158,300)	(551,916)
Cash flows from (used in) financing activities
Shares issued for cash	-	62,200
Increase (decrease) in demand loan	14,472	(14,472)
Increase in due from director	6,498	(105,738)
Proceeds from investor deposit	(10,000)	10,000
Proceeds from demand loan - related party	443,803	471,835
Proceeds from short-term loans	-	228,421
	454,773	652,246
Effect of exchange rate changes	(133,194)	118,393
Decrease in cash and cash equivalents	21,005	(46,232)
Cash and cash equivalents, beginning of year	(16,752)	29,480
Cash and cash equivalents (deficiency), end of year	$4,253	$(16,752)
Cash and cash equivalents (deficiency) represented by:
Cash	$4,253	$1,852
Bank overdraft	-	(18,604)
	$4,253	$(16,752)
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

1.    Nature and Continuance of Operations

The Company was incorporated on October 29, 1999 in the name of Triple 8 Development Corporation under the laws of the State of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.  The Company changed its name to CYOP Systems International Incorporated on October 30, 2000.  On November 3, 2000, the Company acquired 100% of the issued and outstanding shares of CYOP Systems Inc., Barbados (“CYOP Barbados”). This transaction was accounted for as a reverse acquisition recapitalization.

CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. On August 31, 2000, CYOP Barbados acquired 100% of the issued and outstanding shares of Moshpit Entertainment Inc., Canada (“Moshpit”), a company incorporated under the laws British Columbia, Canada. CYOP Barbados sold 100% of the issued and outstanding shares of Moshpit by an agreement dated April 1, 2002 to a former stockholder and the sole director (see Note 8).

The Company, and its subsidiary, is a provider of multimedia transactional technology solutions and services for the entertainment industry.   The Company’s range of products and services include financial transaction platforms for on-line video games and integrated e-commerce transaction technology for on-line merchants.  These services are considered as one segment only based on internal organizational structure.

These consolidated financial statements have been prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has suffered recurring losses from operations and has a net capital deficiency. The ability of the Company to continue as a going concern is dependent upon many factors, including the ability of the Company to obtain financing to fund working capital requirements, the degree of competition encountered by the Company, technology risks, government regulation and general economic conditions. The Management’s plan in this regard is to raise equity financing as required and keep abreast with the multimedia technology. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.     Significant Accounting Policies

(a)

Basis of Consolidation

These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its subsidiary CYOP Barbados. Significant inter-company accounts and transactions have been eliminated.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

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

(g)

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  Total advertising and promotion costs charged to expenses for the year ended December 31, 2002 amounted to $209,619 (2001 - $101,217).

.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

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

(j)

Long-Lived Assets Impairment

Effective January 1, 2002, certain long-term assets of the Company are reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired pursuant to guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  If impairment is deemed to exist, the assets will be written down to fair value.  Prior to January 1, 2002, the Company evaluated long-term assets of the Company in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(k)

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

The carrying value of cash and cash equivalents, interest receivable, note receivable, demand loans, accounts payable and accrued liabilities, player funds on deposit and short-term loans approximate their fair values because of the short-term maturity of these instruments.

Financial instruments that potentially subject the Company to concentration of credit risk consist of interest receivable and note receivable, the balances of which are stated on the balance sheet. The Company performs ongoing credit evaluations of its debtors and maintains allowances for possible losses with, when realized, have been within the range of management’s expectations.   The Company places its cash in high credit quality financial institutions.  The Company does not require collateral or other security to support financial instruments subject to credit risk.

(l)

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

As at December 31, 2002, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

(m)

Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 25,000 common shares that are outstanding at December 31, 2002 are not dilutive.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(o)

Stock-based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation".  SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.  The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

(p)

New Accounting Pronouncements

In April 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 145 (SFAS No. 145), Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishments, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements, which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt.  SFAS No. 145 is effective for fiscal years beginning January 1, 2002.  The adoption of SFAS No. 145 will not have an impact on the Company’s financial statements.

In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred.  The pronouncement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 will not have an impact on the Company’s financial statements.

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS No. 148), Accounting for Stock-based Compensation – Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements.  SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on the Company’s financial statements.

2.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

Significant Accounting Policies (continued)

In November 2002, the Financial Accounting Standard Board issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others – An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee.  FIN 45 is effective for guarantees entered into or modified after December 31, 2002.  The adoption of FIN 45 will not have impact on the Company’s financial statements.

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (ARB) No. 51.  This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, outlines consolidation requirements for VIEs created after January 31, 2003.  The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, vendors, loan creditors and other suppliers to determine the extent of its variable economic interest in these parties.  The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

3.

Fixed assets

	December 31, 2002
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 9,081	$ 12,477
Computer hardware	60,864	18,259	42,605
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,356	3,871
Total

3.

Fixed Assets   (continued)

	December 31, 2001
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,578	$ 5,957	$ 15,621
Computer hardware	284,526	84,237	200,289
Computer software	3,090	3,090	-
Office furniture and equipment	9,402	2,666	6,736
Total	$ 318,596	$	$

For the year ended December 31, 2002, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $21,574 (2001 - $45,176).

4.

Software Development Costs

	2002	2001

Balance, beginning of year	$ -	$ 100
Salaries and benefits	-	454,840
Depreciation on fixed assets	-	40,118
	-	495,058
Costs charged to expenses	-	-
Costs charged to sale of software (Note 7)	-	(495,058)
Balance, end of year	$ -	$ -

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

5.

Intangible Assets

On May 21, 2002, the Company terminated the software development agreement and a software licensing, technical support and operation of customer service and data centre agreement with a related company (related by a common director) was terminated. As at that date $240,000 license fees were billed with $200,000 remaining unpaid at May 21, 2002.

In satisfaction of this unpaid amount and in consideration of terminating the agreement the related company assigned all right, title and interest in:

(a)

the Skill-Bingo Patents and the Skill-Bingo Inventions purchased from FYRC Inc.

(b)

the Skill-Bingo game software

(c)

the website located at http://www.bigrbingo.com

(d)

the trademark “BiG’rBingo”

(e)

the BiG’rBingo customer deposits

The above has been collectively recorded as intellectual property with an expected useful life of 5 years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  This statement requires that intangible assets with an indefinite life are not amortized.  Intangible assets with a definite life are amortized over its useful life or estimated of its useful life.  Indefinite life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occurs or circumstances change that would indicate that the carrying amount may be impaired.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets.  The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

5.

Intangible Assets   (continued)

In accordance with SFAS No. 142, the Company wrote down the acquired intellectual property of $13,719 to its fair value.  The changes in the carrying amount of intellectual property as follows:

	2002	2001

Balance, beginning of year	$-	$-

Intangible assets acquired during the period
- intellectual property	158,300	-

Impairment of intangible assets during the period	(13,719)	-

Fair value	144,581	-
Accumulated amortization	(28,916)	-

Balance, end of year	$115,665	$-

6.

Loans

(a)

Demand Loans

	December 31 2002	December 31 2001
i. Interest at the Bank of Montreal’s prime lending rate of 6.0% plus 1.5% per annum and unsecured:
- Cyber Roads Inc.	$ -	$ 178,519
- Tapijkabouter BV	-	99,157
	-

ii. Interest at the Hongkong Bank of Canada’s prime lending rate of 6.0% plus 1% per annum and unsecured:
- Ameera Group Inc.	-	75,000

iii. Non-interest bearing and unsecured: - Tapijkabouter BV	-	100,000
Total	$ -	$ 452,676

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

6.

Loans   (continued)

(b)

Demand Loans Related Party

	December 31 2002	December 31 2001

i. Non-interest bearing and unsecured: - Jack Carley – related to a director and stockholder	$ 44,625	$ 50,000
- Mitch White – a director and stockholder	517,613	-
Total	$562,238	$ 50,000

(c)

Short-term Loan

	December 31 2002	December 31 2001
i. Interest at 40% per annum, due on January 25, 2002:
- Kornfeld MacOff (Cdn$25,000)	$ -	$ 15,696

ii. Interest at 10% per annum, due on June 1, 2002:
- RedRuth Ventures	212,725	212,725
Total	$ 212,725	$228,421

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

7.

Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010.  The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the “Purchaser”) totalling $517,613 (2001 – nil).  As at December 31, 2001, the present value of the promissory note is $1,565,452, with discount rate at 7% per annum. As at December 31, 2002, the present value of the promissory note is $1,585,034 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000.

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

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain 2001	$2,270,394
Recognized gain	(71,842)
Deferred gain 2002	$2,198,552

The 2001 deferred gain of $2,270,394 will be amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

8.

Gain on Disposal of Subsidiary

During the fiscal year 2002, the Company sold its wholly owned subsidiary Moshpit Entertainment Inc. (“Moshpit”) to a former stockholder and the sole director of Moshpit for a total consideration of $100.  Upon the disposition of Moshpit, the Company recognized a book gain of $949,577.

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

During the fiscal year 2001, total revenue of $509,225 were accrued from the serviced company.

As at December 31, 2001, $167,886 related to these services was still unpaid and included in accounts receivable.

During the fiscal year 2002, the Company terminated the above noted agreements (see Note 5)

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

10.

Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)

During the fiscal year 2002, the Company accrued imputed interest of $30,721 at an interest rate of 10% per annum on interest-free loan totalling $562,238 from a director and stockholder of the Company and an individual related to a director and stockholder of the Company.

(b)

Interest expenses of $nil (2001 - $76,234) was paid to a director and a stockholder of the Company and were charged to expenses.

(c)

Interest receivable of $90,000 (2001 - $nil) was booked as 5% on the $1,800,000 promissory note from a director of the company in connection with the sale and license back of software.  (see note 7)

(d)

In a settlement with a company with a common director (see note 5) a certain amount of advertising inventory was granted to one of the Company’s directors. During the year 2002, $159,209 of ad-serving was provided by a director on account of the company with a common director and was charged as advertising cost to the company.

(e)

See Note 5, 6 (b), 7 and 8.

11.

Non-cash Activities

During the fiscal year 2002, the Company issued 34,707 shares of common stock for services performed during the year.  The 34,707 shares of common stock were recorded at $34,707 as the fair value of services received.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

(Expressed in U.S. dollars)

12.     Income Taxes

As at December 31, 2002 the Company has non-capital losses and undepreciated capital cost of approximately $1,487,000 and $36,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2009.

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2002	2001
Undepreciated capital cost of capital assets over their net book value	13,000	34,000
Estimated tax loss carryforwards	520,000	745,000
Less: valuation allowance	(533,000)	(779,000)
	-	-

The valuation allowance reflects the realization of the tax assets is uncertain.

13.

Stock Option

On May 8, 2001, 25,000 options were granted to a service provider for the deferral of the payment obligation permitting the purchase of common shares at $1.00 per share effectively immediately and expiring on May 9, 2004.  Under the SAFS 123, accounting for Stock-Based Compensation, fair value of the options at the date of grant was determined to be $5,796 based on the imputed interest expenses forgiven by the service provider.  There was no stock option granted and issued during the fiscal year 2002.

The following is a summary of the stock option outstanding as at December 31, 2002:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002 and 2001	25,000	$ 1.00

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $1.00	25,000	2.42	$1.00

14.

Geographic Information

All the Company’s operations and fixed assets are located in Canada.

15.

Subsequent Events

As filed on the Company’s Form 8-k on August 20, 2002 reporting the sale of the wholly-owned subsidiary, Moshpit Entertainment Inc., former employees filed complaints under the Employment Standards Act , R.S.B.C. 1996, c. 113 with the Employment Standards Branch  of British Columbia. The former wholly owned subsidiary settled these complaints as at March 20, 2003.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on any accounting and financial disclosure for the fiscal year ended December 31, 2001.

Item 10.  Directors and Executive Officers of the Registrant.

The following table contains information regarding the members of the Board of Directors and the Executive of the Company as of the Record Date:

Name	Age	Position(s)
Mitch White	41	Chairman, CEO and Director
Patrick Smyth	35	President
Gordon A. Samson	44	CFO and Director
Norman Mackinnon	60	Director

All of the officers identified above serve at the discretion of the Board and have consented to act as officers of the Company. The biographies for the above individuals are presented below.

Mr. Mitch White, Chairman and CEO, Vancouver, B.C., Canada

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

Mr. Gordon A. Samson, CFO & Director, Vancouver, B.C., Canada

GORDON SAMSON was appointed to his positions on October 2002. Mr Samson devotes 50% of his time to the Company and his experience includes a number of years with Canada Customs and Revenue Agency (“CCRA”) (formerly Revenue Canada), as a Senior Banker with a major Canadian institution, as an Accounting Manager with a regional, full service brokerage house and as a Chief Financial Officer Consultant to public companies.  Mr. Samson, a Certified General Accountant (“CGA”), is also the company’s Chief Financial Officer. Mr. Samson has a background in technology firms and is also a director and officer of Data Fortress Systems Group Ltd. a dually listed company quoted on the TSX Venture Exchange (“TSX”), trading under the symbol DFG and quoted on the OTC BB under the symbol DFGRF.

Mr. Patrick Smyth, President & Director, West Vancouver, B.C., Canada

PATRICK SMYTH was appointed to his positions in October 2002 and devotes 50% of his time to the Company. Mr. Smyth has had a number of years experience in the management of private and public companies. At CYOP, he is responsible for Business Development, Global Growth Strategies, Investor Relations, Public Relations, and Communications. Prior to joining CYOP, he was the President of NextLevel.com Inc.; a digital marketing company specializing in new media, celebrity web-property management, and online streaming. In 1999 he founded and was President of Wiremix Media Inc.; a successful advertising and marketing agency specializing in online gaming and e-commerce. Prior to that, Mr. Smyth has worked with a number of companies including Starnet Communications International (OTC:WGMGY.OB), Global Media (NAS:GLMC), 3LOG Systems, Swan Trading International Incorporated, International PBX Ventures Inc. (CDNX:IVU.V), Integral Technologies Incorporated (OTC:ITKG.OB), Elephant & Castle Corp. (OTC:PUBS), Tricon Commodities, Acheiva Development Corporation (CDNX:AHE.V), and Tsawwassen Recreation Resort Limited.  He is also an advisor to the IGDA (International Gaming Developers Association) 2003 Online Gaming White Paper and has authored a number of articles on Online Gaming.

Mr. Norman MacKinnon, Director, Vancouver, B.C., Canada

NORMAN MACKINNON, was appointed to his position October 2002 as an independent Director. Mr. MacKinnon founded his own accounting firm and has been engaged in private practice providing chartered accountant services for the past fifteen years. Mr. MacKinnon served his articles with Peat, Marwick, Mitchell (now "KPMG). He has extensive experience involving numerous private and public companies, generally in the financial and taxation areas of practice, and has served on the board of directors of numerous public companies trading on the TSX. During 1982 to 1984, Mr. MacKinnon served as the chief financial officer of a television production syndicated company, Century II Productions, Inc. During 1968 to 1972, Mr. MacKinnon served as the chief executive officer of Imaginaction International, Ltd., a venture capital company. Mr MacKinnon also served Seven years as a Director of Crime Stoppers- Greater Vancouver. Mr. MacKinnon will also become a disinterested member of the Audit Committee along with Messrs. White and Samson.

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

Other than as described above, none of our directors or officers receives any other compensation for their services.  The salaries shown in the following table are for the year ending December 31, 2002.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2002, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements in a timely manner.

Item 11. Executive Compensation

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer (“CEO”) or individual acting in a similar capacity, and the four most highly compensated executive officers for the year ended December 31, 2002.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)

Mitch White, Chairman, CEO, and Director	2002 2001	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0 0	0.00 0.00	0.00 0.00
Patrick Smyth, President and Director	2002	0.00	0.00	0.00	0.00	0	0.00	0.00
Gordon A. Samson Chief Financial Officer and Director	2002	0.00	0.00	0.00	0.00	0	0.00	0.00

Option/SAR Grants or Exercises and Long Term Incentive Plan

There are no stock option grants, Stock Appreciation Rights (SAR’s) grants, options/SAR exercises or Long Term Incentive Plans (LTIP’s) awarded to the named executive officers in the last three financial years.

Defined benefit of actuarial plan

The Company does not have a defined benefit or actuarial plan in place.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are currently employment contracts in place for Mitch White, Gordon Samson and Patrick Smyth, the executive officers, dated and executed January 1, 2003.

Item 12.  Security Ownership of Certain Beneficial owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2002 by:

  each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

  each of our directors and named executive officers, and

  all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
$.0001 Par Value Common Stock	Keith Ebert Suite 2901 1201 Marinaside Cres. Vancouver, B.C. V6Z 2V2	10,225,000 common shares Direct Ownership	35.95%
$.0001 Par Value Common Stock	Greenday Inc. Suite 29 - 1st Floor Beckwith Mall Lower Broad Street Bridgetown, Barbados	4,000,000 common shares Direct Ownership (Potential beneficial Owner is Mitch White)	14.06%
$.0001 Par Value Common Stock	Andrea Carley 406-1040 Hamilton Street Vancouver, B.C. V6V 2R9	500,000 common shares Direct Ownership	1.76%
$0.001 Par Value Common Stock	Mitch White 406-1040 Hamilton Street Vancouver, B.C. V6V 2R9	500,000 common shares Direct Ownership	1.76%
$0.001 Par Value Common Stock	Caska Trust Suite 29 - 1st Floor Beckwith Mall Lower Broad Street Bridgetown, Barbados	1,250,000 common shares Direct Ownership (Potential beneficial owner is Mr. Stephen White)	4.39%
$0.001 Par Value Common Stock	Jazzco Trust Suite 29 - 1st Floor Beckwith Mall Lower Broad Street Bridgetown, Barbados	1,250,000 common shares Direct Ownership (Potential beneficial owner is Mr. A.J. Morand)	4.39%
$0.001 Par Value Common Stock	Lancaster Estate Trust Suite 29 - 1st Floor Beckwith Mall Lower Broad Street Bridgetown, Barbados	1,500,000 common shares Direct Ownership (Potential beneficial owner is Mr. Richard Gallo)	5.27%
$.0001 Par Value Common Stock	Management as a group including executive officers and directors	5,000,000 common shares	17.58%

The Company's Chairman and CEO, Mr. Mitch White, is the potential beneficiary of shares held by Greenday Inc. in the event of a distribution of property by that Trust.  Moshpit's Vice-President, Mr. Stephen White, is the potential beneficiary of the 1,250,000 shares held by Caska Trust in the event of a distribution of property by that Trust.  Mr. A.J. Morand, a former Vice-President of Moshpit Entertainment is the potential beneficiary of 1,250,000 shares held by Jazzco Trust in the event of a distribution by that Trust.  Mr. Richard Gallo, who is an investor in our company, is the potential recipient of 1,500,000 shares held by Lancaster Estate Trust in the event of a distribution of property by that Trust.  There is no affiliation between the trusts which hold shares in our company.

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

Name of Former CYOP Systems Inc. Shareholder	Number of CYOP Systems Inc. Shares Formerly Held	Number of CYOP Systems International Incorporated Shares Received	Name of Potential Beneficial Owner
Greenday Inc.	8,000,000	4,000,000	Mitch White
Andrea Carley	1,000,000	500,000	Andrea Carley
Mitch White	1,000,000	500,000	Mitch White
Caska Trust	2,500,000	1,250,000	Stephen White
Jazzco Trust	2,500,000	1,250,000	A.J. Morand
Lancaster Estate Trust	3,000,000	1,500,000	Richard Gallo

Our Chairman and Chief Executive Officer, Mr. Mitch White, has been the primary source of funding.   As of the date of this registration statement, Mr. White has directly advanced total proceeds of US$517,613. These loans are not secured by any of the assets of our company or its subsidiaries.

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

(B)

Reports on Form 8-K

(1)

On April 15, 2002 the Company filed a Form 8-K relating to the sale of crediplay and appointment of the Registrant as the exclusive agent.

(2)

On August 20, 2002 the Company filed a Form 8-K relating to the sale of the wholly owned subsidiary Mosphpit Entertainment  Inc., as at April 1, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated:  April 15, 2003

Per:

/s/ Mitch White

____________________________________

Mitch White, Chairman, CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                        /s/ Mitch White

Mitch White, Chairman, CEO and Director

May 2, 2003

               ____________________________________

Date