Form 10QSB
period 2003-03-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2003-05-13
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Commission file Number:  0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222927

(I.R.S. Employer Identification Number)

Suite 225

425 Carrall  Street

Vancouver, British Columbia

V6B 6E3

(Address of principal executive offices)

(604) 685-0696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

28,474,682 common shares as at March 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

CYOP SYSTEMS INTERNATIONAL INCORORATED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of March 31, 2003 and December 31, 2002

Statement of Income for the period ended

March 31, 2003

Consolidated Statements of Cash Flows for the period ended

March 31, 2003

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2

Management Discussion and Analysis

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

CYOP SYSTEMS INTERNATIONAL

INCORPORATED & SUBSIDIARIES

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2003

(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statement of Stockholders’ Deficiency

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED & SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)

		March 31, 2003	December 31, 2002

ASSETS
Current
Cash and cash equivalents		$3,551		$4,253
Loans receivable		11,757		-
Demand loan, interest at 12% per annum and unsecured		-		-
Due from director, non interest bearing and unsecured		-		-
Interest receivable related party (Note 7)		112,500		90,000
Prepaid expenses and deposit		-		-
Total current assets		127,808		94,253
Note receivable related party (Note 6)		1,590,272		1,585,034
Intellectual property (Note 4)		108,436		115,665
Fixed assets (Note 3)		54,940		58,953

Total assets		$1,881,456		$1,853,905

LIABILITIES
Current
Bank overdraft	$		$
Demand loans (Note 5)
Demand loans related party (Not 5b)		710,116		562,238
Accounts payable and accrued liabilities		161,468		147,480
Player funds on deposit		31,891		36,783
Short-term loan (Note 5)		212,725		212,725

Total current liabilities		1,116,200		959,226
Deferred revenue (Note 6)		2,197,263		2,198,552

Total Liabilities		3,313,463		3,157,778

Nature and continuance of operations (Note 1)
Commitments

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
100,000,000 shares of common stock with a par value
of $0.0001 per share
Issued, allotted and outstanding:
28,439,975 shares of common stock		2,848		2,848
Additional paid-in capital		299,307		284,551
Accumulated other comprehensive income		-		-
Deficit accumulated		(1,734,162)		(1,591,272)

Total stockholders' (deficiency)		(1,432,007)		(1,303,873)

Total liabilities and stockholders' (deficiency)		$1,881,456		$1,853,905

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Operations
Three months ended March 31, 2002 and 2001
(Expressed in U.S. Dollars)

	March 31, 2003	March 31, 2002

Revenue
Sale - Crediplay - related party (Note 7)	$1,289	$257,852
Sale - Crediplay	-	15,210
License fees related party	-	-
Service fees	13,119	-
Banking fees	580	-

	14,988	273,062
Cost of sales	41,422	138,904

Gross profit
	(26,434)	134,158
Sales and marketing expenses	62,495	11,733
Loan interest expense	-	13,359
Software development costs	-	94,368
General and administrative expenses
Accounting and audit	-	-
Amortization of intangible assets	7,229	-
Automobile	-	9,399
Bad debt	432	-
Bank charges and interest	1,218	-
Commissions	-	-
Depreciation of fixed assets	4,013	622
Filing fees	223
Foreign exchange loss	-	(2,597)
Imputed interest expense - related party	14,756	-
Legal and other professional fees	1,943	2,929
Office and miscellaneous	2,619	165
Rent	8,112	4,277
Contractors and consultants fees	32,700	34,599
Stock-based compensation	-	-
Telephone and bandwidth	6,271	346
Travel	2,184	-

	144,195	169,200
Operating loss	$(170,629)	$(35,042)

Other income (loss)
Interest income related party	27,738	-
Write down of intangible assets	-	-
Write off of leasehold improvement	-	-
Loss on disposal of fixed assets	-	-
Gain on disposal of subsidiary	-	-

Net income (loss) for the period

	$(142,891)	$(35,042)

Earning (loss) per share - basic and diluted	$(0.00)	(0.00)

Weighted average number of common
shares outstanding - basic and diluted	28,474,682	28,439,975

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002
(Expressed in U.S. Dollars)

	March 31, 2003	March 31, 2002

Cash flows from (used in) operating activities
Net loss for the period	$(142,891)	$(35,042)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229	-
- bad debt		-
- depreciation of fixed assets	4,013	10,409
- capitalized software development costs	-	-
- gain on sale of subsidiary	-	-
- loss on disposal of fixed assets	-	-
- imputed interest on related party loan	14,756	1,250
- stock-based compensation	-	-
- shares issuance for services	-	-
- write down of intangible asset	-	-
- write off leasehold improvement	-	-
Changes in assets and liabilities:
- accounts receivable	-	(82,945)
- interest receivable	(22,500)	-
- loan receivable	(11,757)	-
- prepaid expenses and deposit	-	20,502
- note receivable related party	(5,238)	-
- accounts payable and accrued liabilities	13,990	27,341
- payroll deductions payable	-	12,486
- player funds on deposit	(4,892)	-
- deferred revenue	(1,289)	-

	(148,579)	(45,999)

Cash flows from (used in) investing activities
Proceeds from disposal of fixed assets	-	-
Increase in software development costs	-	-
Purchase of intellectual property	-	-
Purchase of fixed assets	-	-

	-	-

Cash flows from (used in) financing activities
Shares issued for cash	-	-
Increase (decrease) in demand loan	-	(49,743)
Increase in due from director	147,878	118,650
Proceeds from investor deposit	-	10,000
Proceeds from demand loan - related party	-	-
Proceeds from short-term loans	-	-

	147,878	78,907

Effect of exchange rate changes	-	(5,193)

Decrease in cash and cash equivalents
	(701)	27,715
Cash and cash equivalents, beginning of period	4,253	(16,752)

Cash and cash equivalents (deficiency), end of period	$3,551	$10,963

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDIARIES

Consolidated Statement of Stockholders' Deficiency

Three Months Ended march 31, 2003

(Unaudited)

(Expressed in U.S. Dollars)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Operations
Three months ended March 31, 2002 and 2001
(Expressed in U.S. Dollars)
	March 31, 2003	March 31, 2002

Revenue
Sale - Crediplay - related party (Note 7)	$1,289	$257,852
Sale - Crediplay	-	15,210
License fees related party	-	-
Service fees	13,119	-
Banking fees	580	-
	14,988	273,062
Cost of sales	41,422	138,904
Gross profit	(26,434)	134,158
Sales and marketing expenses	62,495	11,733
Loan interest expense	-	13,359
Software development costs	-	94,368
General and administrative expenses
Accounting and audit	-	-
Amortization of intangible assets	7,229	-
Automobile	-	9,399
Bad debt	432	-
Bank charges and interest	1,218	-
Commissions	-	-
Depreciation of fixed assets	4,013	622
Filing fees	223
Foreign exchange loss	-	(2,597)
Imputed interest expense - related party	14,756	-
Legal and other professional fees	1,943	2,929
Office and miscellaneous	2,619	165
Rent	8,112	4,277
Contractors and consultants fees	32,700	34,599
Stock-based compensation	-	-
Telephone and bandwidth	6,271	346
Travel	2,184	-
	144,195	169,200
Operating loss	$(170,629)	$(35,042)

Other income (loss)
Interest income related party	27,738	-
Write down of intangible assets	-	-
Write off of leasehold improvement	-	-
Loss on disposal of fixed assets	-	-
Gain on disposal of subsidiary	-	-
Net income (loss) for the period	$(142,891)	$(35,042)

Earning (loss) per share - basic and diluted	$(0.00)	(0.00)

Weighted average number of common
shares outstanding - basic and diluted	28,474,682	28,439,975
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002
(Expressed in U.S. Dollars)
	March 31, 2003	March 31, 2002
Cash flows from (used in) operating activities
Net loss for the period	$(142,891)	$(35,042)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229	-
- bad debt		-
- depreciation of fixed assets	4,013	10,409
- capitalized software development costs	-	-
- gain on sale of subsidiary	-	-
- loss on disposal of fixed assets	-	-
- imputed interest on related party loan	14,756	1,250
- stock-based compensation	-	-
- shares issuance for services	-	-
- write down of intangible asset	-	-
- write off leasehold improvement	-	-
Changes in assets and liabilities:
- accounts receivable	-	(82,945)
- interest receivable	(22,500)	-
- loan receivable	(11,757)	-
- prepaid expenses and deposit	-	20,502
- note receivable related party	(5,238)	-
- accounts payable and accrued liabilities	13,990	27,341
- payroll deductions payable	-	12,486
- player funds on deposit	(4,892)	-
- deferred revenue	(1,289)	-
	(148,579)	(45,999)
Cash flows from (used in) investing activities
Proceeds from disposal of fixed assets	-	-
Increase in software development costs	-	-
Purchase of intellectual property	-	-
Purchase of fixed assets	-	-
	-	-
Cash flows from (used in) financing activities
Shares issued for cash	-	-
Increase (decrease) in demand loan	-	(49,743)
Increase in due from director	147,878	118,650
Proceeds from investor deposit	-	10,000
Proceeds from demand loan - related party	-	-
Proceeds from short-term loans	-	-
	147,878	78,907
Effect of exchange rate changes	-	(5,193)
Decrease in cash and cash equivalents	(701)	27,715
Cash and cash equivalents, beginning of period	4,253	(16,752)
Cash and cash equivalents (deficiency), end of period	$3,551	$10,963
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2003

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

(g)

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  Total advertising and promotion costs charged to expenses for the year period ended March 31, 2003 amounted to $62,495 (2002 - $11,733).

.

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

As at March 31, 2003, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

(m)

Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 25,000 common shares that are outstanding at March 31, 2003 are not dilutive.

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

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS No. 148), Accounting for Stock-based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements.  SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on the Company’s financial statements.

2.

Significant Accounting Policies (continued)

In November 2002, the Financial Accounting Standard Board issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee.  FIN 45 is effective for guarantees entered into or modified after December 31, 2002.  The adoption of FIN 45 will not have impact on the Company’s financial statements.

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51.  This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, outlines consolidation requirements for VIEs created after January 31, 2003.  The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, vendors, loan creditors and other suppliers to determine the extent of its variable economic interest in these parties.  The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

3.

Fixed assets

	March 31, 2003
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 9,705	$ 11,853
Computer hardware	60,864	21,454	39,410
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,550	3,677
Total

3.

Fixed Assets   (continued)

	December 31, 2002
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 9,081	$ 12,477
Computer hardware	60,864	18,259	42,605
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,356	3,871
Total		$ 35,784	$ 58,953

For the period ended March 31, 2003, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $4,013.

4.

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

5.

Intangible Assets   (continued)

In accordance with SFAS No. 142, the Company wrote down the acquired intellectual property of $13,719 to its fair value.  The changes in the carrying amount of intellectual property as follows:

	March 31 2003	December 31 2002

Balance, beginning of period	$115,665	$-

Intangible assets acquired during the period
- intellectual property	-	158,300

Impairment of intangible assets during the period	-	(13,719)

Fair value	115,665	144,581
Amortization for the period	(7,229)	(28,916)

Balance, end of period	$108,436	$115,665

5.

Loans

(a)

Demand Loans

	March 31 2003	December 31 2002
i. Interest at the Bank of Montreal’s prime lending rate of 6.0% plus 1.5% per annum and unsecured:
- Cyber Roads Inc.	$ -	$ 178,519
- Tapijkabouter BV	-	99,157
	-

ii. Interest at the Hongkong Bank of Canada’s prime lending rate of 6.0% plus 1% per annum and unsecured:
- Ameera Group Inc.	-	75,000

iii. Non-interest bearing and unsecured: - Tapijkabouter BV	-	100,000
Total	$ -	$ 452,676

(a)

5.

Loans   (continued)

(b)

Demand Loans Related Party

	March, 31 2003	December 31 2002

i. Non-interest bearing and unsecured: - Jack Carley - related to a director and stockholder	$ 44,625	$ 44,625
- Mitch White - a director and stockholder	665,491	517,613
Total	$710,116	$ 562,238

(c)

Short-term Loan

	March 31 2003	December 31 2002
i. Interest at 40% per annum, due on January 25, 2002:
- Kornfeld MacOff (Cdn$25,000)	$ -	$ -

ii. Interest at 10% per annum, due on June 1, 2002:
- RedRuth Ventures	212,725	212,725
Total	$ 212,725	$212,725

6.

Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010.  The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the “Purchaser”) totalling $517,613 (2001 - nil).  As at December 31, 2001, the present value of the promissory note is $1,565,452, with discount rate at 7% per annum. As at December 31, 2002, the present value of the promissory note is $1,585,034 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000.

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

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain 2001	$2,270,394
Accumulated gain recognized	(73,131)
Deferred gain as at March 31, 2003	$2,197,263

The 2001 deferred gain of $2,270,394 will be amortized in proportion to the licensing fees payable over the term of the agreement.

2.

7.

Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)

During the period ending March 31, 2003, the Company accrued imputed interest of $14,756 at an interest rate of 10% per annum on interest-free loan totalling $710,116 from a director and stockholder of the Company and an individual related to a director and stockholder of the Company.

(b)

Interest expenses of $nil was paid to a director and a stockholder of the Company.

(c)

Interest receivable of $22,500 was booked as 5% on the $1,800,000 promissory note from a director of the company in connection with the sale and license back of software.  (see note 7)

(d)       See Note 4, and 5 (b)

1.

8.

Income Taxes

As at March 31, 2003 the Company has non-capital losses and undepreciated capital cost of approximately $1,629,000 and $40,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2009.

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	March 31 2003	December 31 2002
Undepreciated capital cost of capital assets over their net book value	14,000	13,000
Estimated tax loss carryforwards	570,000	520,000
Less: valuation allowance	(584,000)	(533,000)
	-	-

The valuation allowance reflects the realization of the tax assets is uncertain.

9.

Stock Option

The following is a summary of the stock option outstanding as at March 31, 2003:

	Shares	Weighted Average Exercise Price
Options outstanding at March 31, 2002	25,000	$ 1.00

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $1.00	25,000	2.42	$1.00

10.

Geographic Information

All the Company’s operations and fixed assets are located in Canada.

11.

Legal Proceedings

As filed on the Company’s Form 8-k on August 20, 2002 reporting the sale of the wholly-owned subsidiary, Moshpit Entertainment Inc., former employees filed complaints under the Employment Standards Act , R.S.B.C. 1996, c. 113 with the Employment Standards Branch  of British Columbia. The former wholly owned subsidiary settled these complaints as at March 20, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2003.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We were incorporated on October 29, 1999 under the laws of the State of Nevada as Triple 8 Development Corporation to engage in any lawful corporate purpose.  We changed our name to CYOP Systems International Incorporated on October 30, 2000.

We have not been involved in any bankruptcy, receivership or similar proceedings.

We have been primarily focused on developing our product for market launch.  Management has financed most of our operations to date.  Management will continue to fund our operations through shareholders loans for the next 12 months or until such time as we are able to raise equity or debt financing and/or until we have positive cash flow.  We will satisfy cash requirements solely from funds loaned by management or family and friends or private investors.  However, management is not under any contractual obligation to provide continued funding.  We will spend approximately $1/2 million in the next 12 months to maintain current operations at our current expenditure rate; not including any marketing initiatives or expansion plans. Additional funds in the amount of $1.5 million will be required for a complete launch of the Crediplay system including a full marketing budget.

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

In order for our Company to expand it's operations and realize profits from pay for play online video gaming we are actively signing up affiliate company’s and pursuing strategic acquisitions that bring internet traffic and more games to be integrated into our existing suite of games. Until we increase our Company's exposure and attract players to our website and/or complete strategic acquisitions we cannot expect large volumes of players for our online pay for play video game.  Revenues will be derived from licensing fees from third parties that already have an established community and significant traffic to their web sites.  We are also continuing to pursue our pending patent applications in the United States.  Patent protection will improve our competitive position in the online pay for play video gaming industry.  We anticipate spending up to an additional $25,000 for costs associated with our patent applications.  We anticipate it may take up to one year for our current patent applications to be granted.

Liquidity and Capital Resources

At March 31, 2003 the Company had a working capital deficit of $(988,392) with the deficiency arising primarily from $710,116 in loans from directors, compared to a working capital deficit of  ($864,973) at March 31, 2002 to satisfy requirements for operations for the same period ending March 31, 2002. No assurances can be given that the Company will successful in realizing sufficient funding to continue operations. While development of the Crediplay system is complete and operational very little cash is available to begin the process of marketing and promoting the Crediplay system.

Deterioration of funding sources for internet based businesses has continued into the calendar year 2003 creating financial stresses for the Company. Operations have continued with funding from management. Funding will continue from management for baseline operations. The Company plans to raise capital during 2003.

The Company’s consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management recognizes that the Company must generate additional investment in a timely manner to maintain operations. The Company plans to seek private placements of equity capital to fund its operations but has no commitments at date of this report for funding.

As of March 31, 2003, there were no material commitments for capital expenditures.

Results of operations for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

For the quarter ended March 31, 2003 the Company generated revenue of $14,988, from operations. The same period ending March 31, 2002 generated revenues of $273,062 primarily from one development contract with Bingo.com. Current revenues are now from a wide variety of affiliates and the company’s proprietary URL.  The Company had general and administrative expenses of $81,700 for the period compared with $63,099 for the same three month period in 2002. Software development costs were NIL for the period and $94,368 for the period ending March 31, 2002. This is indicative of completion of development. Advertising and promotion  was, $62,495 compared to $11,733 in 2002. This trend will continue as the company now moves to a stage of marketing its intellectual property.

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

Dated:  May 13, 2003

Per:

/s/ Mitch White

Mitch White, CEO and Director