Form 10QSB/A
period 2003-03-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2003-06-12
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q/A

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED & SUBSIDIARIES

Consolidated Statement of Stockholders' Deficiency

Three Months Ended march 31, 2003

(Unaudited)

(Expressed in U.S. Dollars)

						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	holders'
	Shares	Amount	capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2002	28,474,682	$2,848	$284,551		$(1,591,271)	$	$(1,303,872)

Imputed interest on loan due to a related party	-	-	14,756				14,756

Components of comprehensive income
- net income for the period	-	-	-	(142,891)	(142,891)		(142,891)
Total comprehensive (loss)				$(142,891)
Balance, March 31, 2003	28,474,682	2,848	299,307		(1,734,162))		(1,432,007)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Operations
Three months ended March 31, 2002 and 2001
(Expressed in U.S. Dollars)
	March 31, 2003	March 31, 2002

Revenue
Sale – Crediplay – related party (Note 7)	$1,289	$257,852
Sale – Crediplay	-	15,210
License fees related party	-	-
Service fees	13,119	-
Banking fees	580	-
	14,988	273,062
Cost of sales	41,422	138,904
Gross profit	(26,434)	134,158
Sales and marketing expenses	62,495	11,733
Loan interest expense	-	13,359
Software development costs	-	94,368
General and administrative expenses
Accounting and audit	-	-
Amortization of intangible assets	7,229	-
Automobile	-	9,399
Bad debt	432	-
Bank charges and interest	1,218	-
Commissions	-	-
Depreciation of fixed assets	4,013	622
Filing fees	223
Foreign exchange loss	-	(2,597)
Imputed interest expense – related party	14,756	-
Legal and other professional fees	1,943	2,929
Office and miscellaneous	2,619	165
Rent	8,112	4,277
Contractors and consultants fees	32,700	34,599
Stock-based compensation	-	-
Telephone and bandwidth	6,271	346
Travel	2,184	-
	144,195	169,200
Operating loss	$(170,629)	$(35,042)

Other income (loss)
Interest income related party	27,738	-
Write down of intangible assets	-	-
Write off of leasehold improvement	-	-
Loss on disposal of fixed assets	-	-
Gain on disposal of subsidiary	-	-
Net income (loss) for the period	$(142,891)	$(35,042)

Earning (loss) per share – basic and diluted	$(0.00)	(0.00)

Weighted average number of common
shares outstanding - basic and diluted	28,474,682	28,439,975
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

3.

Fixed assets

	March 31, 2003
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 9,705	$ 11,853
Computer hardware	60,864	21,454	39,410
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,550	3,677
Total	$ 94,737	$ 39,797	$ 54,940

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2003

(Expressed in U.S. dollars)

3.

Fixed Assets   (continued)

	December 31, 2002
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 9,081	$ 12,477
Computer hardware	60,864	18,259	42,605
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,356	3,871
Total	$ 94,737	$ 35,784	$ 58,953

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

4.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2003

(Expressed in U.S. dollars)

5.

Loans   (continued)

(b)

Demand Loans Related Party

	March 31 2003	December 31 2002

i. Non-interest bearing and unsecured: - Jack Carley – related to a director and stockholder	$ 44,625	$ 44,625
- Mitch White – a director and stockholder	665,491	517,613
Total	$710,116	$ 562,238

(c)

Short-term Loan

	March 31 2003	December 31 2002
i. Interest at 40% per annum, due on January 25, 2002:
- Kornfeld MacOff (Cdn$25,000)	$ -	$ -

ii. Interest at 10% per annum, due on June 1, 2002:
- RedRuth Ventures	212,725	212,725
Total	$ 212,725	$ 212,725

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

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	March 31 2003	December 31 2002
Undepreciated capital cost of capital assets over their net book value	14,000	13,000
Estimated tax loss carry forwards	570,000	520,000
Less: valuation allowance	(584,000)	(533,000)
	-	-

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

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

Nil

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

                    Dated:  June 10, 2003                Per:  /s/ Mitch White

                                                                    Mitch White, CEO and Director