Form 10QSB
period 2003-06-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2003-08-05
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission file Number: 0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222927

(I.R.S. Employer Identification Number)

     Suite 225

 425 Carrall Street

 Vancouver, British Columbia V6B 6E3

 (Address of principal executive offices)

(604) 685-0696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,474,682 common shares as at June 30, 2003

Transitional Small Business Disclosure Format (check one): Yes [ ]        No [ X ]

CYOP SYSTEMS INTERNATIONAL INCORORATED

INDEX

PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Balance Sheet as of December 31, 2002 and June 30, 2003

Statement of Income for the period ended
June 30, 2003

Consolidated Statements of Cash Flows for the period ended
June 30, 2003

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

June 30, 2003

(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statement of Stockholders’ Deficiency

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)

	June 30	December 31
	2003	2002

ASSETS
Current
Cash and cash equivalents	$5,939	$4,253
Accounts receivable	-	-
Demand loan, interest at 12% per annum and unsecured	-	-
Due from director, non interest bearing and unsecured	-	-
Interest receivable related party (Note 7)	135,000	90,000
Prepaid expenses and deposit	-	-

Total current assets	140,940	94.253
Note receivable related party (Note 7)	1,590,272	1,585,034
Intellectual property (Note 8)	101,207	115,665
Fixed assets (Note 4)	51,373	58,953

Total assets	$1,883,792	$1,853,905

LIABILITIES
Current
Bank overdraft	$-	$-
Demand loans (Note 6)	-	-
Demand loans related party (Note 6b)	765,751	562,238
Accounts payable and accrued liabilities	177,277	147,480
Player funds on deposit	28,573	36,783
Short-term loan (Note 6)	212,725	212,725

Total current liabilities	1,184,326	959,226
Deferred revenue (Note 7)	2,196,661	2,198,552

Total Liabilities	3,380,987	3,157,778

Nature and continuance of operations (Note 1)
Commitments (Note 10)

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
100,000,000 shares of common stock with a par value
of $0.0001 per share
Issued, allotted and outstanding:
28,474,682 shares of common stock	2,848	2,848
Additional paid-in capital	316,639	284,551
Accumulated other comprehensive income	-	-
Deficit accumulated	(1,816,682)	(1,591,272)

Total stockholders' (deficiency)	(1,497,195)	(1,303,873)

Total liabilities and stockholders' (deficiency)	$1,883,792	$1,853,905

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDIARIES

Consolidated Statement of Stockholders' Deficiency

Six Months Ended June 30, 2003 (Unaudited)

(Expressed in U.S. Dollars)

						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	holders'
	Shares	Amount	capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2002	28,474,682	$2,848	$284,551		$(1,591,271)	$	$(1,303,872)

Imputed interest on loan due to a related party	-	-	32,088				32,088

Other comprehensive income
- foreign currency translation adjustment	-	-	-		-

Comprehensive income
- net income for the period	-	-	-	(225,411)	(225,411)		(225,411)

				$(225,411)

Balance, June 30, 2002	28,474,682	2,848	316,639		(1,816,682))		(1,497,195)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)
(Expressed in U.S. Dollars)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002

Revenue
License fees	-	-	-	240,000
Service fees	6,987	60,000	20,106	77,852
Sale – Crediplay – related party (Note 7)	602	-	1,891	-
Ad sales	-	93,358	-	108,569
Banking fees	285	-	865	-

	7,874	153,358	22,862	426,421
Cost of sales	42,562	82,495	83,984	221,399

Gross profit (loss)	(34,688)	70,863	(61,122)	205,022

Advertising and promotion expenses	(14,313)	(3,694)	(76,808)	(15,427)
Commissions	-	(24,705)	-	(24,705)
Software development costs	-	-	-	(94,368)
Gain on disposal of a subsidiary (Note 13)	-	1,017,261	-	1,017,261
General and administrative expenses
Accounting and audit	4,355	(18,445)	4,355	(18,445)
Amortization of intangible assets	(7,229)	-	(14,458)
Automobile	-	-	-	(9,399)
Bad debt	(11,757)	-	(12,189)	-
Bank charges and interest	(84)	(8,293)	(1,300)	(21,652)
Contractors and consultants fees	-	-	(32,700)	-
Depreciation of fixed assets	(3,567)	(11,004)	(7,580)	(11,627)
Filing fees	(3,830)	-	(4,054)
Foreign exchange (gain) loss	(66)	(863)	(66)	1,734
Hosting fees	-	(44,947)		(44,947)
Imputed interest expense – related party	(17,332)		(32,088)
Legal and other professional fees	(8,940)	2,059	(10,884)	(870)
Office and miscellaneous	(505)	(659)	(3,124)	(823)
Rent	-	(9,846)	(8,112)	(14,123)
Salaries and benefits	-	-		(34,599)
Telephone and bandwidth	(7,064)	(8,724)	(13,335)	(9,070)
Travel			(2,184)

	(70,332)	888,140	(214,527)	718,940
Operating income (loss)	(105,020)	$959,003	(275,649)	$923,962
Other income (loss)
Interest income related party	22,500	44,947	50,238	44,947
Write down of intangible assets	-	-	-	-
Write of leasehold improvement	-	-	-	-
Loss on disposal of fixed assets	-	-	-	-
Gain on disposal of subsidiary	-	-	-	-

Net income (loss) for the period	(82,520)	1,003,950	(225,411)	968,909

Earnings (loss) per share – basic and diluted	(0.00)	0.04	(0.00)	0.03

Weighted average number of
common shares outstanding – basic and diluted	28,474,682	28,439,975	28,474,682	28,439,975

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

& SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Cash flows from (used in) operating activities
Net (loss) income for the year	(82,520)	1,003,950	(225,411)	968,909
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229	-	14,458	-
- bad debt	-	-	-	-
- depreciation of fixed assets	3,567	11,005	7,580	21,414
- fixed asset write off	-	-		-
- loss on disposal of asset	-	-		-
- imputed interest on related party loan	17,332	1,250	32,088	2,500
- exchange (gain) loss on fixed assets	-	-	-	-
Changes in assets and liabilities:
- accounts receivable	-	237,695	-	154,750
- accounts payable and accrued liabilities	15,808	(484,061)	29,798	(456,720)
- deposits	-	15,000	-	25,000
- deferred revenue	(602)	-	(1,891)	-
- interest receivable	(22,500)	-	(45,000)	-
- loan receivable	11,757	-	-	-
- note receivable related party	-	25,586	(5,238)	25,586
- prepaid expenses	-	28,689	-	49,190
- player funds on deposit	(3,318)	-	(8,210)	-
- payroll deductions payable	-	(371,731)	-	(359,245)

	(53,247)	467,383	(201,826)	431,383

Cash flows used in investing activities
Increase in demand loan receivable	-	(456,326)	-	(506,070)
Purchase of fixed assets	-	(158,300)	-	(158,300)
Disposal of fixed assets	-	125,766	-	125,766

	-	(488,860)	-	(538,604)

Cash flows from financing activities
Shares issued for cash	-	-	-	-
Proceeds of investor deposit	-	-	-	-
Increase in due from a director	55,635	10,318	203,513	128,968
Proceeds from demand loans	-	-	-

	55,635	10,318	203,513	128,968

Foreign exchange gain (loss) on cash held in
foreign currency	-	5,193	-	-

Increase (decrease) in cash and cash	2,388	(5,967)	1,687	21,748
equivalents

Cash, beginning of period	3,551	10,963	4,253	(16,752)

Cash (deficiency), end of period	$5,939	$4,996	$5,939	$4,996

Cash represented by:
Cash	$5,939	$4,996	$5,939	$4,996
Bank overdraft

	$5,939	$4,996	$5,939	$4,996

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Six months ended June 30, 2003

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

Six months ended June 30, 2003

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

The Company derives revenue from online internet transaction platform maintenance. Revenues are recognized when players complete an on-line game. The Company has no significant performance requirements, and, there are no material uncertainties regarding customer acceptance and collection of the network maintenance fee is deemed probable.

(f)	Software Development Costs Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred.
(g)	Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the year period ended June 30, 2003 amounted to $76,808 (2002 - $15,427).

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Six months ended June 30, 2003

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

Six months ended June 30, 2003

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

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 25,000 common shares that are outstanding at June 30, 2003 are not dilutive.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Six months ended June 30, 2003

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Six months ended June 30, 2003

(Expressed in U.S. dollars)

3. Fixed assets

		June 30, 2003

		Accumulated	Net book
	Cost	depreciation	Value

Audio and visual equipment	$21,558	$10,298	$11,260
Computer hardware	60,864	24,410	36,454
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,568	3,659

Total	$94,737	$43,364	$51,373

	December 31, 2002

		Accumulated	Net book
	Cost	depreciation	Value

Audio and visual equipment	$21,558	$9,081	$12,477
Computer hardware	60,864	18,259	42,605
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,356	3,871

Total	$94,737	$35,784	$58,953

For the period ended June 30, 2003, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $7,580.

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

.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Six months ended June 30, 2003

(Expressed in U.S. dollars)

5. Intangible Assets (continued)

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

In accordance with SFAS No. 142, the Company wrote down the acquired intellectual property of $13,719 to its fair value in fiscal year 2002. The changes in the carrying amount of intellectual property as follows:

	June 30	December 31
	2003	2002

Balance, beginning of period	$115,665	$-

Intangible assets acquired during the period
- intellectual property	-	158,300

Impairment of intangible assets during the
period	-	(13,719)

Fair value	115,665	144,581
Amortization for the period	(14,458)	(28,916)

Balance, end of period	$101,207	$115,665

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Six months ended June 30, 2003

(Expressed in U.S. dollars)

6. Loans

(a)	Demand Loans

			June 30	December 31
			2003	2002

	i.	Interest at the Bank of Montreal’s prime lending
		rate of 6.0% plus 1.5% per annum and unsecured:
		- Cyber Roads Inc.	$-	$178,519
		- Tapijkabouter BV	-	99,157

			-	277,676

	ii.	Interest at the Hongkong Bank of Canada’s prime
		lending rate of 6.0% plus 1% per annum and
		unsecured:
		- Ameera Group Inc.	-	75,000

	iii.	Non-interest bearing and unsecured:
		- Tapijkabouter BV	-	100,000

	Total		$-	$452,676

(b)	Demand Loans Related Party

			June 30	December 31
			2003	2002

	i.	Non-interest bearing and unsecured:
		- Jack Carley – related to a director and stockholder	$44,625	$44,625
		- Mitch White – a director and stockholder	721,126
517,613

	Total		$765,751	$562,238

(c)	Short-term Loan

			June 30	December 31
			2003	2002

	i.	Interest at 40% per annum, due on January 25,
		2002:
		- Kornfeld MacOff (Cdn$25,000)	$-	$-

	ii.	Interest at 10% per annum, due on June 1, 2002:
		- RedRuth Ventures	212,725	212,725

	Total		$212,725	$212,725

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Six months ended June 30, 2003

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

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note
discounted at 7% per annum	1,565,452

2,765,452
Software development costs incurred in 2001	(495,058)

Deferred gain 2001	$2,270,394
Accumulated gain recognized	(73,733)

Deferred gain as at March 31, 2003	$2,196,661

The 2001 deferred gain of $2,270,394 will be amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Six months ended June 30, 2003

(Expressed in U.S. dollars)

8. Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)	During the period ending June 30, 2003, the Company accrued imputed interest of $32,088 14,756 at an interest rate of 10% per annum on interest-free loan on a weighted average totaling $614,769 from a director and stockholder of the Company and an individual related to a director and stockholder of the Company.

(b)	Interest expenses of $nil was paid to a director and a stockholder of the Company.
(c)	Interest receivable of $22,500 was booked in the quarter as 5% on the $1,800,000 promissory note from a director of the company in connection with the sale and license back of software. (see note 7)
(d)	See Note 4, and 5 (b)

9. Income Taxes

As at June 30, 2003 the Company has non-capital losses and undepreciated capital cost of approximately $1,629,000 and $40,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2009.

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	June 30	December 31
	2003	2002

Undepreciated capital cost of capital assets
	14,000	13,000
over their net book value
Estimated tax loss carryforwards	570,000	520,000
Less: valuation allowance	(584,000)	(533,000)

	-	-

The valuation allowance reflects the realization of the tax assets is uncertain.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements Six months ended June 30, 2003

(Expressed in U.S. dollars)

10.	Stock Option The following is a summary of the stock option outstanding as at June 30, 2003:

	Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2002	25,000	$ 1.00

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $1.00	25,000	2.42	$1.00

11.	Geographic Information All the Company’s operations and fixed assets are located in Canada.
12.	Legal Proceedings

Former independent contractors filed complaints under the Employment Standards Act, R.S.B.C. 1996, c. 113 with the Employment Standards Branch of British Columbia. A subsequent Determination made by the Delegate of the Director of Employment Standards dated July 14, 2003 rendered a decision that the three complainants are not independent contractors and determined the complainants to be employees of the Company. The Company has until August 21, 2003 to appeal this determination and intends to do so.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and six months ended June 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

In September 2002, we launched a suite of free and “pay for play” games including card, strategy, arcade, sports and multiplayer games, terminating our licensing contract with Bingo.com. The Bingo.com contract called for our company to provide front end game development and site management. It was also a licensing agreement under which Bingo.com used our pay for play transaction software. Bingo.com has approximately 700,000 members playing bingo online. Bingo.com has devised a new format for bingo which is a skill based game and not a game of chance. The Bingo.com site began using CYOP's pay for play transaction software in October 2001. Our proprietary site www.skillarcade.com as at June 30, 2003 has about 150,000 members.

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

Liquidity and Capital Resources

At June 30, 2003 the Company had a working capital deficit of $(1,043,386) with the deficiency arising primarily from $765,751 in loans from directors, compared to a working capital deficit of ($389,930) at June 30, 2002 to satisfy requirements for operations for the same period ending June 30, 2002. No assurances can be given that the Company will successful in realizing sufficient funding to continue operations. While development of the Crediplay system is complete and operational very little cash is available to begin the process of marketing and promoting the Crediplay system.

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

As of June 30, 2003, there were no material commitments for capital expenditures.

Results of operations for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

For the quarter ended June 30, 2003 the Company generated revenue of $7,874, from operations. The same period ending June 30, 2002 generated revenues of $153,358 primarily from ad-serving. Current revenues are now from a wide variety of affiliates and the company’s proprietary URL. The Company had general and administrative expenses of $70,332 for the period compared with $100,722 for the same three month period in 2002. Software development costs were NIL for the period and $94,368 for the period ending June 30, 2002. This is indicative of completion of development. Advertising and promotion was, $76,808 compared to $15,427 in 2002. This trend will continue as the company now moves to a stage of marketing its intellectual property.

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

                                                                            CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated: August 5, 2003                                                                            Per: /s/ Mitch White

                                                                                                        Mitch White, CEO and Director