Form 10QSB
period 2003-09-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2003-11-17
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission file Number:  0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222927

(I.R.S. Employer Identification Number)

Suite 390

1090 Homer Street

Vancouver, British Columbia

V6B 2W9

(Address of principal executive offices)

(604) 685-0696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

28,594,682 common shares as at September 30, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

CYOP SYSTEMS INTERNATIONAL INCORORATED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of December 31, 2002 and September 30, 2003

Statement of Income for the period ended

September 30, 2003

Consolidated Statements of Cash Flows for the period ended

September 30, 2003

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

September 30, 2003

(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statement of Stockholders’ Deficiency

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)
		September 30	December 31
		2003	2002

ASSETS
Current
Cash and cash equivalents		$4,355	$4,253
Interest receivable related party (Note 6)		157,500	90,000
Prepaid expenses and deposit		1,538	-
Total current assets		163,394	94.253
Note receivable related party (Note 6)		1,590,272	1,585,034
Intellectual property (Note 4)		93,978	115,665
Fixed assets (Note 3)		83,893	58,953

Total assets		$1,931,537	$1,853,905

LIABILITIES
Current
Demand loans related party (Note 5a)		$786,561	$562,238
Accounts payable and accrued liabilities		208,077	147,480
Player funds on deposit		26,900	36,783
Short-term loan (Note 5b)		212,725	212,725
Total current liabilities		1,234,263	959,226
Deferred revenue (Note 6)		2,196,311	2,198,552

Total Liabilities		3,430,574	3,157,778

Nature and continuance of operations (Note 1)

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
500,000,000	shares of common stock with a par value
	of $0.00002 per share
Issued, allotted and outstanding:
142,973,410	shares of common stock	2,860	2,848
Additional paid-in capital		370,889	284,551
Accumulated other comprehensive income		-	-
Deficit accumulated		(1,872,786)	(1,591,272)
Total stockholders' (deficiency)		(1,499,037)	(1,303,873)
Total liabilities and stockholders' (deficiency)		$1,931,537	$1,853,905
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statement of Stockholders' Deficiency
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)

				Compre-		Total
			Additional	hensive		Stock-
	Common stock		paid-in	income	Deficit	holders'
	Shares	Amount	capital	(loss)	accumulated	(deficiency)

Balance, December 31, 2002	142,373,410	$2,848	$284,551		$(1,591,271)	$(1,303,872)

Imputed interest on loan due to a related party	-	-	50,350			50,350

Shares issued for capital equipment at $0.06
Per share on September 30, 2003	600,000	12	35,988			36,000

Comprehensive income
- net income for the period	-	-	-	(281,515)	(281,515)	(281,515)

				$(281,515)
Balance, September 30, 2003	142,973,410	14,297	370,889		(1,872,786))	(1,499,037)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2003	2002	2003	2002
Revenue
License fees	-	-	-	240,000
Service fees	4,030	4,693	23,656	82,544
Sale – Crediplay – related party (Note 6)	350	-	2,241	-
Ad sales	-	29,666	-	138,234
Banking fees	86	-	951	-
	4,466	34,359	26,848	460,778
Cost of sales	36,860	48,157	120,844	269,556
Charge-backs	842		842
Gross profit (loss)	(33,236)	(13,798)	(94,838)	191,222

Advertising and promotion expenses	(1,522)	(24,772)	(78,330)	(40,199)
Commissions	-	(11,464)	-	(36,169)
Software development costs	-	-	-	(94,368)
Gain on disposal of a subsidiary	-	-	-	1,017,262
General and administrative expenses
Accounting and audit	(4,990)	(5,073)	(635)	(23,518)
Amortization of intangible assets	(7,229)	-	(21,687)
Automobile	-	(11,000)	-	(20,398)
Bad debt	-	-	(12,189)	-
Bank charges and interest	(348)	(8,973)	(1,649)	(30,625)
Contractors and consultants fees	-	-	(32,700)	-
Depreciation of fixed assets	(3,480)	(5,167)	(11,060)	(16,794)
Filing fees	(300)	-	(4,354)
Foreign exchange (gain) loss	-	(12,007)	(66)	(10,274)
Hosting fees	-	(44,947)		(89,894)
Imputed interest expense – related party	(18,262)		(50,351)
Legal and other professional fees	(817)	(1,929)	(11,700)	(2,799)
Office and miscellaneous	(41)	(13,053)	(3,164)	(13,876)
Press Release expense	(274)	-	(274)	-
Rent	(487)	(14,678)	(8,599)	(28,801)
Salaries and benefits	-	-		(34,599)
Telephone and bandwidth	(7,048)	(12,547)	(20,383)	(21,617)
Travel	(90)	(345)	(2,274)	(345)
	(44,888)	(165,955)	(259,415)	552,986
Operating income (loss)	(78,124)	$ (179,753)	(354,253)	$ 744,208
Other income (loss)
Interest income related party	22,500	44,947	72,738	89,894
Net income (loss) for the period	(55,624)	(134,806)	(281,515)	834,102
Earnings (loss) per share – basic and diluted	(0.00)	(0.00)	(0.00)	0.01
Weighted average number of
	142,973,410	142,199,875	142,973,410	142,199,875
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
Cash flows from (used in) operating activities
Net (loss) income for the year	(55,624)	(134,806)	(281,515)	834,102
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7.229	-	21,687	-
- depreciation of fixed assets	3,480	5,167	11,060	26,581
- imputed interest on related party loan	18,262	-	50,351	2,500
Changes in assets and liabilities:
- accounts receivable	-	(3,829)	-	150,923
- accounts payable and accrued liabilities	30,320	31,207	60,598	(425,513)
- deferred revenue	(350)	-	(2,241)	-
- interest receivable	(22,500)	-	(67,500)	-
- loan receivable	-	(5,375)	-	(458,051)
- note receivable related party	-	-	(5,238)	-
- prepaid expenses	(1,538)	-	(1,538)	49,191
- player funds on deposit	(1,673)	32,017	(9,883)	32,017
- payroll deductions payable	-	-		(359,245)
	(22,394)	(75,619)	(224,219)	(147,495)
Cash flows used in investing activities
Increase in demand loan receivable	-	101,108	-	98,301
Disposal of fixed assets	-	-		125,766
	-	101,108	-	65,767
Cash flows from financing activities
Proceeds of investor deposit	-	-	-	-
Increase in due from a director	20,809	(26,000)	224,322	102,967
Proceeds from demand loans		-	-
	20,809	(26,000)	224,322	102,967
Foreign exchange gain (loss) on cash held in
foreign currency	-	1,250	-	1,250

Increase (decrease) in cash and cash equivalents	(1,584)	(509)	102	21,239

Cash, beginning of period	5,939	4,997	4,253	(16,752)

Cash (deficiency), end of period	$4,355	$5,737	$4,355	$5,737
Cash represented by:
Cash	$1,422	$1,287	$1,422	$1,287
Cash with processors	2,933	4,450	2,933	4,450
	$4,355	$5,737	$4,355	$5,737
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

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

CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. On August 31, 2000, CYOP Barbados acquired 100% of the issued and outstanding shares of Moshpit Entertainment Inc., Canada (“Moshpit”), a company incorporated under the laws British Columbia, Canada. CYOP Barbados sold 100% of the issued and outstanding shares of Moshpit by an agreement dated April 1, 2002 to a former stockholder and the sole director.

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

Nine months ended September 30, 2003

(Unaudited)

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

(c)

Cash Equivalents

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.

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

(g)

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  Total advertising and promotion costs charged to expenses for the period ended September 30, 2003 amounted to $78,330 (2002 - $40,199).

.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

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

Nine months ended September 30, 2003

(Unaudited)

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

As at September 30, 2003, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

(m)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 125,000 common shares that are outstanding at September 30, 2003 are not dilutive.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

(Expressed in U.S. dollars)

3.

Fixed assets

	September 30, 2003
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 10,861	$ 10,697
Computer hardware	96,864	27,144	69,720
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,751	3,476
Total

	December 31, 2002
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 9,081	$ 12,477
Computer hardware	60,864	18,259	42,605
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,356	3,871
Total		$ 35,784	$ 58,953

For the period ended September 30, 2003, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $11,060.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

(Expressed in U.S. dollars)

4.

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

In accordance with SFAS No. 142, the Company wrote down the acquired intellectual property of $13,719 to its fair value in fiscal year 2002.  The changes in the carrying amount of intellectual property as follows:

	September 30 2003	December 31 2002

Balance, beginning of period	$115,665	$-

Intangible assets acquired during the period
- intellectual property	-	158,300

Impairment of intangible assets during the period	-	(13,719)

Fair value	115,665	144,581
Amortization for the period	(21,687)	(28,916)

Balance, end of period	$93,978	$115,665

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

(Expressed in U.S. dollars)

5.

Loans

(a)

Demand Loans Related Party

	September 30 2003	December 31 2002

i. Non-interest bearing and unsecured: - Jack Carley – related to a director	$ 44,625	$ 44,625
- Mitch White – a director and stockholder	739,822	517,613
- Gordon Samson – a director	2,114	-
Total	$786,561	$ 562,238

(b)

Short-term Loan

	September 30 2003	December 31 2002
i. Interest at 40% per annum, due on January 25, 2002:
- Kornfeld MacOff (Cdn$25,000)	$ -	$ -

ii. Interest at 10% per annum, due on June 1, 2002:
- RedRuth Ventures	212,725	212,725
Total	$ 212,725	$212,725

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

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

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain 2001	$2,270,394
Accumulated gain recognized	(74,083)
Deferred gain as at September 30, 2003	$2,196,311

The 2001 deferred gain of $2,270,394 will be amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

(Expressed in U.S. dollars)

7.

Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)

During the period ending September 30, 2003, the Company accrued imputed interest of $50,351at an interest rate of 10% per annum on interest-free loan on a weighted average totaling $730,492 from a director and stockholder of the Company and an individual related to a director and stockholder of the Company.

(b)

Interest expenses of $nil was paid to a director and a stockholder of the Company.

(c)

Interest receivable of $22,500 was booked in the quarter as 5% on the $1,800,000 promissory note from a director of the company in connection with the sale and license back of software.  (see note 6)

(d)       See Note 4, and 5 (a)

8.

Income Taxes

As at September 30, 2003 the Company has non-capital losses and undepreciated capital cost of approximately $1,685,000 and $43,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2009.

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	September 30 2003	December 31 2002
Undepreciated capital cost of capital assets over their net book value	15,000	13,000
Estimated tax loss carryforwards	590,000	520,000
Less: valuation allowance	(605,000)	(533,000)
	-	-

The valuation allowance reflects the realization of the tax assets is uncertain.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

(Expressed in U.S. dollars)

9.

Stock Option

The following is a summary of the stock option outstanding as at September 30, 2003:

	Shares	Weighted Average Exercise Price
Options outstanding at September 30, 2002	125,000	$ 0.20

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $1.00	125,000	2.42	$0.20

10.

Geographic Information

The Company’s fixed assets are located in the United States.

11.

Legal Proceedings

Former independent contractors filed complaints under the Employment Standards Act, R.S.B.C. 1996, c. 113 with the Employment Standards Branch of British Columbia. A subsequent Determination made by the Delegate of the Director of Employment Standards dated July 14, 2003 rendered a decision that the three complainants are not independent contractors and determined the complainants to be employees of the Company. The Company on August 21, 2003 appealed this determination. As at this date a final determination has not been rendered by the Employment Standards Tribunal.

Further with respect to the above complainants an audit for payroll taxes is being conducted by Canada Customs and Revenue Agency (“CCRA”).

12.

Non Cash Investing Activity

During the period, the Company issued 600,000 common shares valued at $36,000 to acquire computer hardware.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003

(Unaudited)

(Expressed in U.S. dollars)

14.

Share Split

The Company announced on September 26, 2003 that by a special directors resolution dated September 19, 2003: "That the Secretary of the corporation is hereby ordered and directed to obtain the written consent of stockholders owning at least a majority or the voting power of the outstanding stock of the corporation for the following purpose, to amend Article Four to effect a forward split of the stock of the corporation on a basis of one (1) share of the presently outstanding stock being surrendered for five (5) shares of the newly authorized stock."

The financial statements of the Company have been restated to reflect the five (5) shares to one (1) share forward split.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and nine months ended September 30, 2003.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

We anticipate contracting human resources as required during the next 12 months.  We did acquire computer hardware at a deemed price of $36,000 with the issuance of 600,000 common shares on September 30,2003. This hardware was primarily servers and we do not expect to acquire any further material physical assets or significant equipment in the next 12 months.  We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

In September 2002, we launched a suite of free and “pay for play” games including card, strategy, arcade, sports and multiplayer games, terminating our licensing contract with Bingo.com.  These games are licensed from third-party’s and the company continues to talk to and discuss arrangements with third party game developers to ensure leading edge games are available on the proprietary site www.skillarcade.com for our members. As at September 30, 2003 there is approximately 160,000 members and 220 affiliate portals.

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

Liquidity and Capital Resources

At September 30, 2003 the Company had a working capital deficit of $(1,070,869) with the deficiency arising primarily from $786,561 in loans from directors, compared to a working capital deficit of  ($518,321) at September 30, 2002 to satisfy requirements for operations for the same period ending September 30, 2002. No assurances can be given that the Company will successful in realizing sufficient funding to continue operations. While development of the Crediplay system is complete and operational very little cash is available for the process of marketing and promoting the Crediplay system and www.skillarcade.com the proprietary site.

Deterioration of funding sources for internet based businesses has continued into the calendar year 2003 creating financial stresses for the Company. Operations have continued with funding from management. Funding will continue from management for baseline operations. The Company continues to search for investors in this sector in order to raise capital during the remainder of 2003.

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

As of September 30, 2003, there were no material commitments for capital expenditures.

Results of operations for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

For the quarter ended September 30, 2003 the Company generated revenue of $4,030, from operations. The same period ending September 30, 2002 generated revenues of $34,359 including $29,666 from ad serving. Current revenues are now from a wide variety of affiliates and the company’s proprietary URL.  The Company had general and administrative expenses of $43,366 for the period compared with $129,719 for the same three-month period in 2002. Software development costs were NIL for both comparative periods ending September 30. This is indicative of completion of development. Advertising and promotion was, $1,522 for the three-month period, compared to $24,772 in 2002.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated:  November 13, 2003

Per:    /s/ Mitch White____________

        Mitch White, CEO and Director