Form 10KSB
CYOP SYSTEMS INTERNATIONAL INC
filed 2004-04-14
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222927

(I.R.S. Employer Identification Number)

Suite 390

1090 Homer Street

Vancouver, British Columbia

V6W 2W9

(Address of principal executive offices)

(604) 685-0696

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

[ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,000,000 based on the closing trade reported on the OTC BB. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such person may be considered to be affiliated with the Company. As of December 31, 2003, the number of shares outstanding of the registrant's Common Stock was 142,973,410.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

MI-154433 v1 0950000-0102

i

PART I

Item 1.  Business

CYOP Systems develops and distributes financial transaction platforms.  Its first branded platform is CrediPlay.  CYOP licenses the software to gaming communities and portals to offer additional revenue sources through pay-for-play tournaments of skill and markets CYOP's proprietary site www.skillarcade.com.  A player's fee is charged every time a tournament or game is played.  This fee is disbursed to the game developer or publisher who owns the game being played, the server operator (portal) who runs the tournament and CYOP, the transaction processor. CYOP has 250 affiliate portals and has processed approximately 2.3 million transactions to date.

CYOP is participating in the third phase of the Internet Revolution by developing high-demand content for consumers and businesses alike.  CrediPlay is an online financial transaction network supporting a community of online gamers who compete in skill games to win each other's money. CrediPlay allows gamers to play a game for a one-time fee, or pay-to-play in cash tournaments. One hundred percent automated, it registers players in tournaments, runs the tournaments and pays the winners instantly.  The basic model for business is based on charging a Network Maintenance Fee (NMF) for each game played over the Internet, including Puzzle, Trivia, Action Games, Strategy, Driving/Racing and Adventure/Role Play games.  The player opens an account on-line using any number of merchant processors, including Paypal and Visa, so that he or she may register with, and gain access to any pay-for-play tournament of skill.  After registering, the individual player may then enter into a tournament pool, out of which the winner(s) are paid from 100% of the entry fees.  By structuring the software in this way, we believe that CrediPlay has differentiated itself from the I-gambling industry, as its software is neither based on chance nor accepts third party betting and therefore is in compliance with the existing laws of most Internet rich jurisdictions in the United States and Canada.

We believe that collecting and processing fees through financial institutions and disbursing funds through a revenue sharing model to vertical channel partners in this manner creates market opportunity through revenue sharing and reducing upfront investment costs in a vertically integrated marketing channel.

CYOP also owns and operates a proprietary gaming community, www.skillarcade.com, which was launched in the beginning of September 2002.  SkillArcade.com is an online games destination where people play popular skill-based games against other players and compete in tournaments to win real money prizes. The ultimate goal is to be recognized as the number one pay-for-play Gaming site on the Internet, which we believe will:

  Establish Brand Recognition in targeted audience areas

  Direct and generate traffic to the site

  Build a database of players

  Convert traffic into Accounts.

  Build a positive reputation in the gaming market

  Retain Clients and Establish Loyal client base

  Drive Corporate revenues

Network Maintenance Fees - The Source Of Revenue

Gamers wishing to compete in tournaments of skill for money are charged a network maintenance fee ("NMF") each time they access a "pay-for-play" tournament.  Using CrediPlay, the network maintenance fee is split between CYOP, game developers and game server operators.  Tournaments may only last ten minutes.

Network Maintenance Fees are negotiated and preset among the members of the supply chain.  Game developers, publishers, server operators and CYOP agree on fees and percentages of fees in advance, which are separate from the Tournament Entrance Fee.  The Network Maintenance Fee does not change in proportion to the tournament prize money.

This business model is predicated on licensing the software to online communities, wireless networks and portals with high traffic bases.  Games are either built in-house or licensed from developers and publishers.   A player's fee is charged every time a tournament is played.  This fee is disbursed to the game developer or publisher who owns the game being played, the server operator (portal) who runs the tournament and CYOP, the transaction processor.  CYOP also licenses gaming software on a straight annual fee basis, and does not pay a percentage to these types of game developers.

Pay-For-Play Tournaments Of Skill

A tournament of skill is where competitors play a series of skill games where eventually one person or team is the victor. A pay-for-play tournament is where competitors pay fees to enter the tournament and a prize is awarded to the victor.

CrediPlay allows online gaming server operators to organize and run pay-for-play tournaments of skill.  Competitors pay a Tournament Entrance Fee.  It creates a prize pool, which is disbursed to the winners.  A Network Maintenance Fee is paid by the competitors to cover the costs of tournaments, much like a green's fee for a golf tournament.  The Network Maintenance Fee is portioned to the server operators, the game developer / publisher and CYOP.  The Network Maintenance Fee is how vertical channel members generate revenue.

Pay-for-play tournaments of skill are an incentive-based product.  Online gamers pay fees and participate for the competitive spirit and the goal of winning prize money.  It is a highly motivating marketing strategy for online communities and portals.  It introduces a new revenue model for the online gaming industry.

Tournaments generally run no longer than five minutes and involve five people on average.  Thousands of tournaments can be played per day depending on the number of users on the system.  The systems have been load balanced to allow for 1000 tournaments per second on a single server with each tournament having approximately 5 contestants.

Network Maintenance Fees collected through the play of tournaments are divided among the game developer / publisher who owns the game played, the server operator (portal) who runs the tournament, and CYOP.  The game developer / publisher receives a percentage (where the game has not been developed by CYOP), the server operator receives a percentage and CYOP receives the remaining percentage.  At the end of each month respective payments are made.

If a gamer wishes to withdraw the funds, he or she posts a withdraw notice and a check is sent to the gamers' listed address or the merchant processor (Paypal or Visa account) is credited back.

The advantages to the CREDIPLAY credit system are:

  Gamers prepay to open and use accounts in advance of purchases.

  Using a Crediplay account reduces the cost of merchant transactions on credit cards.

  CYOP can track fraudulent transactions through transaction reports and easily debit and credit gaming credits to the appropriate accounts.

A pay-for-play tournament of skill is not gambling.  CrediPlay's software is based on the individual player's skill and knowledge, while most games of chance on the Internet are based on algorithms.  Several sets of criteria are introduced that make Skill-Bingo, for example, a competitive game played in tournaments or head to head, where skill, knowledge or a combination of both determines the winning outcome. The following are used to allow for competition between players:

  Hand-eye coordination

  Reaction time

  Dexterity

  Spatial memory

  Long-term memory

  Pattern recognition

  Organizational skills

  Strategic planning

  Game play knowledge, general knowledge and intelligence

Legality

To ensure that CYOP is running games of skill and not gambling, determinations have been made by gaming experts and legal counsel to insure that games and software meet regulatory requirements.

Games of skill are not ‘wagering' against the house for a prize.  For example, we believe that our model more closely resembles four buddies playing golf. One pays a green fee to play on the course.  One then decides to play skins for money. The golf course takes no part in that, and is therefore in compliance with most legal jurisdictions with respect to the legality of ‘Skill Based Gaming'.

We are unaware of any existing or probable government regulations, which would have an adverse affect on the implementation of our current business plan.  We are relying on American and Canadian legal opinions to ensure that our business falls within current government regulations in those jurisdictions.

CYOP does not profit from the size of a player's wager on his or her own skills. In fact, players don't ‘wager' at all, they simply decide how much of a tournament entry into the pool they are willing to pay. CYOP also does not profit from the size of the cash prize pool, nor does it profit if one player wins over another specific player.

Even adhering to such a rigorous process doesn't guarantee that every government everywhere will view pay-for-play tournaments as legal. The reality is that different governments have different ways of classifying games of skill and chance. For example, backgammon is a game of skill in the UK, but a game of chance in the USA. All of the information CYOP has gathered regarding a game enables CYOP to work with these various governments and comply with their laws. If a government or jurisdiction informs CYOP that their laws do not allow CYOP to run particular game tournaments, CYOP has the capability to not allow competitors in that specific jurisdiction to play tournament games.  Finally, the Terms and Conditions clearly state that members may not use any of CYOP's sites or services if these violate the laws, statutes, ordinances, or regulations of that person's geographic location.

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

We allow members to use our technology to become pay-for-play game developers and game server operators.  We believe that this open source strategy creates new business and integrates and binds members to our transaction network.

We developed the CrediPlay network as a new playing field for the growing number of people playing games on-line.

Distribution Methods Of Our Products And Services

Game And Information Portals

North America And English Speaking Countries

The dominant gaming portals are located in North America and are in the English language. They include GameSpy, MSN Game Zone, Yahoo! Games, Lycos Games, and Pogo (Electronic Arts).  Stung by the overall advertising crunch that has shut down many content sites, operators of free game sites are scrambling for ways to make a consistent profit.  We believe that the portals that survive will be those that form both short and long-term alliances with other content and service providers, so they can offer new revenue-generating services such as e-commerce, subscription fees, placement fees, and premium content. We have dedicated sales and business development personnel in Vancouver who market our systems through outbound sales tactics. Those are our primary targets.

CYOP's intent is to partner with portals and to license to third parties in this market place because:

  Existing traffic - these types of sites are well established and they aggressively market themselves to keep their unique and returning visitor numbers high.

  Existing databases - these sites have developed large databases of members with sophisticated information.

  Software built in English - CrediPlay has been designed in English, so integration is immediate.

  Proximity for business development.

  Instant revenues - CYOP does not have to spend great amount of resources marketing.

  The portals need new revenue sources.

Asia/Europe

Most of the up and coming markets outside the English-speaking world are not even online yet, but they are coming online. By making the effort to address non-English speaking markets now, CYOP believes it can establish a competitive advantage over competitors who arrive later on. Although the U.S. accounts for the most of the world's Internet usage by a single country, analysts at Bear Stearns believe that international markets currently hold the strongest growth opportunities for I-gaming; especially the emerging Asian "Digital Dragons."

We believe that the opportunity to develop a gaming portal exists in the emerging markets of Asia and Europe.  Marketing to these relatively under-developed areas of the e-commerce world costs a fragment of the same in North America.  China, Taiwan and Korea are being made a priority as they have a high proportion of gamers, strong Internet growth and readily disposable income.  The largest Internet market in Europe is Germany at present, and it is expected to continue its domination in e-commerce.

CYOP plans to partner with companies in each market, and to localize its proprietary portal and systems into respective languages.  The Partner companies will be expected to handle local issues and drive marketing efforts.   A summation of why CYOP intends to build global portals is as follows:

  Higher share of Network Maintenance Fees through JV agreements.

  First in Market - North America is approximately two to five years ahead of the rest of the Internet world, and we believe there exists an opportunity for start-up ventures.

  Relative ease and low cost of marketing - as compared to the Americas.

  Long-term revenues - We believe that future growth in the industry will be driven by extra-American countries.

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

Internet-enabled consoles are ushering in a new generation of interactive gaming with technology that utilizes the Internet to create new dimensions in interactive gaming and which we believe will transform the entertainment industry.  The report outlines three evolutionary changes in technology that will create pervasive gaming:

  Platforms will connect to the Internet and control TVs.

  Pipes will deliver content at the speed of Broadband.

  People will seamlessly switch from playing games to watching TV.

We believe that these changes will force new business models within the industry such as subscription and pay-per-use revenue streams.  We also believe that advertising revenue will increase as interactive media advances technologically.

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

Industry Players

Console Developers

The video game industry has some giants that are a dominant force in the marketplace.  Sega, Sony, Microsoft and Nintendo dominate the game platform market.

Publishers/Game Developers

Electronic Arts, headquartered in Redwood City, California, is the world's leading interactive entertainment software company. Electronic Arts develops, publishes and distributes software worldwide for personal computers and video game systems such as the PlayStation® and Nintendo® 64.

Blizzard Entertainment® is a premier publisher of entertainment software.  Since establishing the Blizzard label in 1994, Blizzard has quickly become one of the most popular and well-respected makers of computer games.  With blockbuster hits including the Warcraft ® series, the Diablo series, and StarCraft, Blizzard has enjoyed back-to-back number-one selling games, as well as consecutive Game of the Year awards.  Blizzard Entertainment operates a free online game service, Battle.net®, the largest in the world with millions of active users.

As a known leader in the industry and one of the world's leading developers of best selling software, id Software has forged frenetic titles such as Wolfenstein 3-D, DOOM, DOOM II, QUAKE, and QUAKE II.  With intense graphics and adventure, id creates frenzied demands worldwide and continues to break retail and shareware sales records.  id has proven itself to be genius at more than just software development.  Using non-traditional means of product distribution, shareware channels, online services, and the Internet. id has helped to create a new way to market computer games.  id's titles have become cultural phenomenon's inspiring other developers, while spawning mainstream licensing agreements for movie and book series. id games have been featured on prime time TV shows such as Friends and ER and in the movies The Net, Congo and Gross Point Blank.

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

CYOP Systems And The Video Game Industry

We believe that CYOP Systems is positioning itself as an asset to all industry players through its integrated transaction technology.  The Bloodmoney Universe is a complete entertainment network where game players can access and play their favorite games for real money distributed to them via their electronic accounts.

Game console developers are creating web browser capabilities within their next generation systems that will enable players to connect to the CrediPlay network.  Transaction technology within the CrediPlay network creates a means by which game developers can create pay-for-play versions of their games.  Developers can utilize the CrediPlay network to market and promote their games.

CYOP Systems has created a new business model for game server operators.  By simply utilizing the CrediPlay network, games from their server, can host pay-for-play video games, generating an additional source of revenue.

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

How We Plan To Expand Our Business Model

CYOP is capitalizing on its experience in the On-Line Gaming Industry by leveraging its experience and contacts.  With the ability to integrate with popular online games like Bingo, we believe that CYOP has the opportunity to gain acceptance by licensing its software to the mainstream Internet Portals and Games Sites as a viable on going alternative to advertising and subscription-based revenues.

Portals such as Bingo.com have been depending on the Internet Advertising model as their sole source of revenues with moderate success.  We believe that The addition of the <Pay-for-Play> model allows these portals to further capitalize on their existing database; a demographic of repeat game players.  The ease of integration allows companies to add to their core business without any software development costs or expensive downtime. One hundred percent automated, the system registers players in tournaments, runs the tournaments and pays the winners instantly.

Risk Factors

We Have Historically Lost Money and Losses May Continue In The Future

For the 12 months ended December 31, 2003, we lost $764,405. Our accumulated deficit was $2,355,677 at December 31, 2003.  Future losses may occur.

We May Need To Raise Additional Capital and Debt Funding To Sustain Operations

We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2004.  To the extent that we cannot obtain cash in advance or dedicated financing for our products and generate sufficient profits on sales, we are reliant on either term debt financing or sale of equity to obtain cash to pay our employees and suppliers. Thus unless we can become profitable, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales.

Since inception in 1999, we have relied on external financing to fund our operations. Such financing has historically come from a combination of borrowings and the sale of common stock to related and third parties. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to scale back our business operations. Any of these events could be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital from either the equity market or from debt sources to fund our operating costs, current liabilities and anticipated future expansion.

We Have Been The Subject Of A Going Concern Opinion As Of December 31, 2003 and December 31, 2002 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the years ended December 31, 2003 and 2002, which states that we have suffered recurring losses from operations and have a net capital deficiency which raise substantial doubt about our ability to continue as a going concern.  Our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, and excluding any acquisitions which may occur in 2004, we believe that we may need to obtain approximately $2.0 million in additional debt or equity capital from one or more sources to fund operations for the next 12 months.  These funds are expected to be obtained from the sale of securities, including the sale of stock under the Standby Equity Distribution Agreement.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2003 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of $1,241,078 at December 31, 2003, which means that our current liabilities as of that date exceeded our current assets on December 31, 2003 by $1,241,078.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit or reach agreement with some of our creditors to convert debt to equity or curtail our operations.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a "recognized" national exchange;

  Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of key executives and consultants, including Mitch White, our Chairman and Chief Executive Officer, and Gordon Samson, our Chief Financial Officer.  The loss of the services of either officer could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on either White or Samson.  We also have a number of key employees that manage our operations and, if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. In addition we need to attract additional high quality sales and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

Our Limited Operating History Makes It Difficult Or Impossible To Evaluate Our Performance And Make Predictions About Our Future

CYOP commenced its current operations in October 2000, when it acquired CYOP Systems Inc., Barbados.  CYOP will continue to encounter the types of risks, uncertainties and difficulties frequently encountered by companies that pursue both organic as well as growth through acquisitions, including the ability to control overhead costs and professional expenses, and to maintain adequate liquid resources as sales revenues increase. Many of these risks and uncertainties are described in more detail elsewhere in this "Risk Factors" section. If CYOP's management does not successfully address these risks, then its future business prospects will be significantly impeded and a process of reversing investment in certain areas may have to be undertaken.

If We Fail To Keep Pace With Rapid Technological Change And Evolving Industry Standards, Our Products Could Become Less Competitive Or Obsolete

The market for multi-media transactional technology solutions and services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. If we fail to source distribution agreements for saleable products or modify or improve our own products in response to changes in technology or industry standards, our product offerings could rapidly become less competitive or obsolete. A portion of our future success will depend, in part, on our ability to:

  enhance and adapt current software products and develop new products that meet changing customer needs;

  adjust the prices of software applications to increase customer demand;

  successfully advertise and market our products; and

  influence and respond to emerging industry standards and other technological changes.

We need to respond to changing technology and industry standards in a reasonably timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new products or enhancing our existing product lineup on a timely basis. Our pursuit of necessary technology may require time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that give us a profit margin with which to actively pursue reselling these products. Finally, we may not succeed in adapting various products to new technologies as they emerge.

Item 2.  Properties

At December 31, 2003 we maintained an office at Suite 390, 1090 Homer Street, Vancouver, British Columbia, Canada.  This is leased office space of approximately 1,500 square feet, which we shared with another enterprise to maintain our current operations.  Monthly lease payments on this office space are zero. These facilities are temporary until our financing closes at which time we will acquire our own premises. All our infrastructure and equipment is located in the Westin Building in Seattle, Washington on a co-location agreement for $1,500.00 per month.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2003 annual general meeting is scheduled to be held Monday June 30, 2004, at Suite 390, 1090 Homer Street, Vancouver, British Columbia at 10:00 a.m.  The Company's security holders will be requested to confirm directors, to appoint the Company's auditors for the 2003/2004 fiscal years and to ratify all actions taken by the officers and directors of the Company of the preceding year.  No other business is expected to be brought before the Company's shareholders at the 2003 annual general meeting.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

CYOP's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "CYOS". The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last two years.

	HIGH BID	LOW BID
2003
Quarter Ended March 31, 2003	$0.07	$0.01
Quarter Ended June 30, 2003	$001	$0.01
Quarter Ended September 30, 2003	$0.07	$0.01
Quarter Ended December 31, 2003	$0.10	$0.03
2002
Quarter Ended March 31, 2002	$0.08	$0.01
Quarter Ended June 30, 2002	$0.02	$0.01
Quarter Ended September 30, 2002	$0.08	$0.01
Quarter Ended December 31, 2002	$0.15	$0.03

Holders Of Common Equity

At December 31, 2003 there were approximately 175 registered shareholders holding 142,973,410 of record of our issued common shares. There are no warrants and 25,000 options to purchase additional common shares of the Company.

Dividends

CYOP has never paid any dividends on its capital stock. CYOP currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

Since January 1, 2001, CYOP sold the following securities without registering under the Securities Act of 1933:

In January 2001, CYOP sold 148,500 shares of common stock for total consideration of $29,700 to accredited investors.

In February 2001, CYOP sold 65,000 shares of common stock for total consideration of $18,200 to accredited investors.

In March 2001, CYOP sold 15,000 shares of common stock for total consideration of $3,000 to accredited investors.

In April 2001, CYOP sold 56,500 shares of common stock for total consideration of $11,300 to accredited investors.

In March 2002, CYOP issued 173,535 shares of common stock for services valued at $34,707.

In September 2003, CYOP issued 600,000 shares of common stock for capital equipment valued at $36,000.

In September 2003, CYOP affected a 5-for-1 stock split pursuant to which CYOP issued four additional shares of common stock for each share outstanding as of September 26, 2003.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding CYOP so as to make an informed investment decision. More specifically, CYOP had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in CYOP's securities.

Item 6.  Management's Discussion and Analysis

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto.

Overview

We have been primarily focused on developing our product for market launch.  Management has financed most of our operations to date.  Management anticipates that it will continue to fund our operations through shareholders loans until other financing is obtained.  However, management is not under any contractual obligation to provide continued funding.  We expect to spend approximately $500,000 in the next 12 months to maintain current operations at our current expenditure rate; not including any marketing initiatives or expansion plans. Additional funds in the amount of $1.5 million will be required for a complete launch of the Crediplay system including a full marketing budget. Executive and key personnel have executed management contracts, however fees and salaries have been deferred and have not been accrued by the Company. To ensure retention of executive and key personnel the Company intends to pay fees and salaries or accruing them as necessary for 2004.

We anticipate contracting additional human resources as required during the next 12 months.  We do not expect to acquire any material physical assets or significant equipment in the next 12 months.  We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

We launched our first pay-for-play online video game, Urban Mercenary in February 2001.  In March 2001, the Company secured the Canadian Imperial Bank of Commerce as the Company's merchant account processor. Merchant processors now include ISP Bank.

In September 2002, we launched a suite of free and "pay for play" games including card, strategy, arcade, sports and multiplayer games, terminating our licensing contract with Bingo.com.  The Bingo.com contract called for our company to provide front end game development and site management.  This was also a licensing agreement under which Bingo.com used our pay for play transaction software.  Bingo.com has approximately 700,000 members playing bingo online.  Bingo.com has devised a new format for bingo which is a skill based game and not a game of chance.  The Bingo.com site began using CYOP's pay for play transaction software in October 2001, which ended in September 2002. Our proprietary site www.skillarcade.com as at December 31, 2003 has about 200,000 members, 250 affiliate sites and has processed since inception approximately 2.3 million transactions.

In order for our Company to expand its operations and realize profits from pay for play online video gaming a number of additional steps must be taken.  We must continue to maintain and upgrade our software programs and our website.  This is an ongoing month-to-month responsibility. Funds for this ongoing software maintenance have been budgeted, and are being loaned to our Company by management.  In the future, we believe that the funds required for ongoing software maintenance will come from our equity financing or revenue from licensing fees or system maintenance fees from pay for play video gaming.  Secondly, to increase our Company's exposure and attract players to our website we will be required to complete a full marketing launch of the Crediplay system.  We anticipate that this marketing launch will cost approximately $1.5 million.  Until we complete a marketing launch we cannot expect large volumes of players for our online pay for play video game.  Revenues will be derived from licensing fees from third parties.

Results of Operations

Revenue

Revenue decreased to $46,133 for the year ended December 31, 2003 from $545,123 for the year ended December 31, 2002.  This decrease of $498,990 was the result of the loss of our single customer, Bingo.com, in September 2002.  At that time, CYOP business had evolved to developing its own suite of games that would compete with the same pay-for-play customer as sought by Bingo.com.

Cost of Revenue

CYOP recorded cost of revenue of  $87,226, or 189.1% of revenue, during the year ended December 31, 2003 and $209,518, or 38.4% of revenue, during the year ended December 31, 2002.  This increase in cost of revenue as a percentage of revenue was the result of licensing fees paid to Shocko Media in September 2002 for games and a reduction in revenue in 2003.  Cost of revenue primarily includes licensing fees and direct labor.

Sales and Marketing expenses

Sales and marketing expenses decreased to $129,804 for the year ended December 31, 2003 from $209,619 for the year ended December 31, 2002, a decrease of $79,815.  This decrease was primarily the result of less sales and marketing expenses due to CYOP's cash constraints.

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

General and Administrative expenses

General and administrative expenses increased to $704,406 for the year ended December 31, 2003 from $567,445 for the year ended December 31, 2002.  This increase of $136,961 was primarily due to the non-cash compensation of $300,000 payable to CYOP's officers, which amount was subsequently forgiven by management.  Excluding the non-cash management compensation, general and administrative expenses decreased by $163,039, consisting primarily of decreases in bad debt expense of $80,589, office expenses of $38,799 and rent of $29,582.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support the business.

Interest expense

Imputed interest expense increased to $74,925 in 2003 from $30,721 in 2002 from demand loans from related parties. Bank charges and interest decreased to $24,379 in 2003 from $31,068 in 2002.

Loss per share and net loss

The Company ended the year with a net loss of $764,405 in 2003, compared to a net profit of $603,981 in 2002 as a result of the gain booked on the sale of a subsidiary of $949,577. The net loss position for 2003 includes a non-cash expense of $300,000 in forgiven management fees and reflects a (-$0.005) per share loss compared to the 2002 net profit position and the gain of $0.004 per share.

Liquidity and capital resources

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations. As a result, the Company is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations.

The Company had cash and cash equivalents of $9,057 and a working capital deficiency of ($1,241,078) at December 31, 2003. This compares to cash and cash equivalents of $4,253 and working capital deficiency of ($864,973) at December 31, 2002. This reflects the continued commitment by management with an increase of advancing shareholder loans to cover the cost of operations.

For the twelve months ended December 31, 2003, CYOP had a net increase in cash and cash equivalents of $9,057 from $4,253. CYOP used cash in operating activities of $302,087 and generated cash from financing activities of $306,891.  Cash used in operating activities consisted primarily of a net loss of $764,405.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2004, and are substantially dependent on the equity financing and interim funding from our Chairman and CEO to continue operations.

The auditors' report on the Company's December 31, 2003 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2003, there were no material commitments for capital expenditures.

Capital Resources

Pursuant to the Standby Equity Distribution Agreement between CYOP and Cornell Capital Partners dated as of January 2004, CYOP may periodically sell shares of common stock to Cornell Capital Partners to raise capital to fund its working capital needs. The periodic sale of shares is known as an advance. CYOP may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time CYOP will deliver shares of common stock and Cornell Capital Partners will pay the advance amount, less the 4% retention. CYOP may request advances under the Standby Equity Distribution Agreement once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, CYOP may continue to request advances until Cornell Capital Partners has advanced $5.0 million or two years after the effective date of the registration statement, whichever occurs first. The amount of each advance is subject to an aggregate maximum advance amount of $70,000 every 7 trading days.  The amount available under the Standby Equity Distribution Agreement is not dependent on the price or volume of our common stock.

CYOP registered 137,500,000 shares of common stock in connection with the Standby Equity Distribution Agreement and upon conversion of the debentures. CYOP cannot predict the actual number of shares of common stock that will be issued pursuant to the Standby Equity Distribution Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and CYOP has not determined the total amount of advances CYOP intends to draw.

Nonetheless, if CYOP issued all 100,000,000 shares of common stock at a recent price of $0.03 per share, then CYOP would receive gross proceeds of $3.0 million under the Standby Equity Distribution Agreement. This is $2.0 million less than is available under the Standby Equity Distribution Agreement. CYOP's stock price would have to rise substantially for us to have access to the full amount available under the Standby Equity

 Distribution Agreement. These shares would represent 39.8% of our outstanding common stock upon issuance. Accordingly, CYOP would need to register additional shares of common stock in order to fully utilize the $5.0 million available under the Standby Equity Distribution Agreement at the current price of $0.03 per share. At a recent price of $0.03 per share, CYOP would be required to issue 166,666,667 shares of common stock in order to fully utilize the $5.0 million available.

In January 2004, CYOP raised $125,000 of gross proceeds from the issuance of convertible debentures.  Cornell Capital Partners purchased these debentures.  These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date.  The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.  At maturity, CYOP has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.  The convertible debentures are secured by all of CYOP's assets.  CYOP has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed.  Upon such redemption, CYOP will issue the investor a warrant to purchase 50,000 shares of common stock at an exercise price of $0.036 per share for every $100,000 of debentures that are redeemed.

Critical Accounting Policies

CYOP's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, CYOP views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on CYOP's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Our critical accounting policies are as follows: revenue recognition, determining functional currency for the purpose of consolidation; and valuation of long-lived assets.

Revenue Recognition.  CYOP derives revenue from online internet transaction platform maintenance. Revenues are recognized when players complete an on-line game. CYOP has no significant performance requirements, and, there are no material uncertainties regarding customer acceptance and collection of the network maintenance fee is deemed probable.

Foreign Currency Translations.  CYOP and CYOP Barbados maintain their accounting records in their functional currency.  Foreign currency transactions are translated into their functional currency in the following manner.  At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Long-Lived Assets Impairment.  Effective January 1, 2002, certain long-term assets of CYOP are reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  If impairment is deemed to exist, the assets will be written down to fair value.  Prior to January 1, 2002, CYOP evaluated long-term assets of CYOP in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements.

Stock-Based Compensation. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure", an amendment to SFAS No. 123.  SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.  The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the implementation of SFAS No. 149 to have an impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the implementation of SFAS No. 150 to have a material impact on its consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) did not impact our consolidated financial position or results of operations.

In a December 11, 2003 speech at the American Institute of Certified Public Accountants and Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the consolidated financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC's position and will, if required, account for its loan origination commitments as prescribed.

Item 7.  Financial Statements

The Company's consolidated financial statements in the Annual Report are incorporated herein by reference. These statements are listed under Item 13 of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on any accounting and financial disclosure for he fiscal year ended December 31, 2003.

Code of Ethics

On April 7, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.  This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

Item 8A.  Controls and Procedures

Based on his evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934.  There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

Our directors and officers are as follow:

Name and Address	Age	Position

Mitch White	42	Chief Executive Officer and Chairman of the Board of Directors

Patrick Smyth	36	President

Gordon A. Samson	45	Chief Financial Officer and Director

Norman MacKinnon	61	Director

Below are biographies of our executive officers as of December 31, 2003:

Mitch White, Chairman and CEO, Vancouver, B.C., Canada.  Mr. White was appointed to his positions on February 14, 2001.  Mr. White devotes his time on an as needed basis, which he expects to be approximately 120 hours per month.  Mr. White is a director and officer of CYOP Systems International Inc.

From March, 1995 to June, 1998, Mr. Mitch White held the position of Chairman of the Board of Directors of Starnet Systems International which is a publicly traded reporting company quoted on the NASD OTC Bulletin Board under the symbol "WGMGY" and on the AIM market in London, England.  Starnet Systems developed and implemented computer software designed to process online casino transactions in those jurisdictions in which online gaming is permitted.  From June 1998 until the present, Mr. White has been principally engaged in the founding, funding and development of Moshpit Entertainment and its pay for play electronic transactional platform.  Mr. White is also President of Caribbean Way.com, a Montreal, Canada based online travel and booking agency.  Mr. White possesses 15 years of experience in sales, marketing and management in the high technology and entertainment industries.

Patrick Smyth, President & Director, West Vancouver, B.C., Canada.  Mr. Smyth was appointed to his positions in October 2002 and devotes 50% of his time to CYOP. Mr. Smyth has had a number of years experience in the management of private and public companies. At CYOP, he is responsible for Business Development, Global Growth Strategies, Investor Relations, Public Relations, and Communications. Prior to joining CYOP, he was the President of NextLevel.com Inc.; a digital marketing company specializing in new media, celebrity web-property management, and online streaming. In 1999 he founded and was President of Wiremix Media Inc.; a successful advertising and marketing agency specializing in online gaming and e-commerce. Prior to that, Mr. Smyth has worked with a number of companies including Starnet Communications International (OTC:WGMGY.OB), Global Media (NAS:GLMC), 3LOG Systems, Swan Trading International Incorporated, International PBX Ventures Inc. (CDNX:IVU.V), Integral Technologies Incorporated (OTC:ITKG.OB), Elephant & Castle Corp. (OTC:PUBS), Tricon Commodities, Acheiva Development Corporation (CDNX:AHE.V), and Tsawwassen Recreation Resort Limited.  He is also an advisor to the IGDA (International Gaming Developers Association) 2003 Online Gaming White Paper and has authored a number of articles on Online Gaming.

Gordon A. Samson, CFO & Director, Vancouver, B.C., Canada.  Mr. Samson was appointed to his positions in October 2002.  Mr. Samson devotes 50% of his time to CYOP and his experience includes a number of years with Canada Customs and Revenue Agency ("CCRA") (formerly Revenue Canada), as a Senior Banker with a major Canadian institution, as an Accounting Manager with a regional, full service brokerage house and as a Chief Financial Officer Consultant to public companies.  Mr. Samson, a Certified General Accountant ("CGA"), is also CYOP's Chief Financial Officer. Mr. Samson has a background in technology firms and is also a director and officer of Data Fortress Systems Group Ltd. a dually listed company quoted on the TSX Venture Exchange ("TSX"), trading under the symbol DFG and quoted on the OTC BB under the symbol DFGRF.

Norman MacKinnon, Director, Vancouver, B.C., Canada.  Mr. MacKinnon was appointed to his position as an independent Director in October 2002. Mr. MacKinnon founded his own accounting firm and has been engaged in private practice providing chartered accountant services for the past fifteen years. Mr. MacKinnon served his articles with Peat, Marwick, Mitchell (now "KPMG). He has extensive experience involving numerous private and public companies, generally in the financial and taxation areas of practice, and has served on the board of directors of numerous public companies trading on the TSX. During 1982 to 1984, Mr. MacKinnon served as the chief financial officer of a television production syndicated company, Century II Productions, Inc. During 1968 to 1972, Mr. MacKinnon served as the chief executive officer of Imaginaction International, Ltd., a venture capital company.  Mr. MacKinnon also served Seven years as a Director of Crime Stoppers- Greater Vancouver. Mr. MacKinnon is a disinterested member of the Audit Committee.

There are no family relationships among directors, executive officers or persons nominated to become directors of executive officers.

Director Compensation

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings. Option grants to directors are at the discretion of the Board of Directors. Compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors.

Committees of the Board of Directors

Messrs. Samson and MacKinnon serve on CYOP's audit committee.  The audit committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2003, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements in a timely manner.

Item 10. Executive Compensation

Summary Compensation Table. The following summary compensation table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2003, 2002 and 2001. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Year	Salary	Bonus	Other Accrued Compensation	Restricted Stock Awards in US$	Options/SARs	LTIP Payouts	All Other Compensation

Mitch White	2003	--	--	--	--	--	--	--
	2002	--	--	--	--	--	--	--
	2001	--	--	--	--	--	--	--

Gordon Samson	2003	--	--	--	--	--	--	--
	2002	--	--	--	--	--	--	--
	2001	--	--	--	--	--	--	--

Employment Agreements

In January 2003, CYOP entered into management contracts with Messrs. White and Samson.  Each contract can be terminated upon one year's prior written notice unless there is a change of control.  If a change of control occurs, then each contract can be terminated only after two years following such change of control.  The following table describes the annual compensation provided under each contract.  All compensation in 2003 has been deferred.  CYOP will accrue compensation effective as of January 1, 2004.

Name:	Base Compensation:	Bonus Compensation:
Mitch White	$120,000	Up to 120% of base compensation
Gordon Samson	$120,000	Up to 120% of base compensation

If each employee is terminated other than for cause or disability or in violation of the change of control, then each employee shall be entitled to be paid 200% of such employee's base compensation, plus 200% of such employee's annual incentive bonus.

In January 2003, CYOP entered into an employment contract with Mr. Smyth.  The contract provides that Mr. Smyth with be employed by CYOP as President.  The contract may be terminated by CYOP upon 30 days' notice.  Mr. Smyth is paid an annual salary of $60,000 per year.  Mr. Smyth is required to devote 25 hours per week to CYOP's business and affairs.

Options

CYOP does not maintain a stock option plan and does not have any options outstanding.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table contains information about the beneficial ownership of our common stock as of December 31, 2003, for:

(i)

each person who beneficially owns more than five percent of the common stock;

(ii)

each of our directors;

(iii)

the named executive officers; and

(i)

all directors and executive officers as a group.

		Common Stock Beneficially Owned
Name/Address	Title of Class	Amount	Percentage (1)
Mitch White	Common Stock	22,500,000(2)	14.9%
406-1040 Hamilton Street
Vancouver, B.C. V6V 2R9

Patrick Smyth	Common Stock	0	0.0%
1040 Hamilton Street, Suite 406
Vancouver, B.C. V6V 2R9

Gordon A. Samson	Common Stock	0	0.0%
1040 Hamilton Street, Suite 406
Vancouver, B.C. V6V 2R9

Norman MacKinnon	Common Stock	0	0.0%
1040 Hamilton Street, Suite 406
Vancouver, B.C. V6V 2R9

Officers and directors as a group		22,500,000	14.9%

Pacific Rim Consulting	Common Stock	49,100,000	32.5%
3076 Sir Francis Drake Hwy
Box 3463 Road Town
Tortola, BVI

Lancaster Estate Trust(3)	Common Stock	7,500,000	5.0%
Beckwith Mall, Suite 29 - 1st Floor
Lower Broad Street
Bridgetown, Barbados

_______________

*

Less than one percent.

(1)

Applicable percentage of ownership is based on 150,998,160 shares of common stock outstanding as of February 10, 2004, for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 10, 2004, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Of that total, Mr. White is the indirect beneficial owner of 20,000,000 shares of common stock through Greenday Inc.

(3)

Mr. Richard Gallo is the potential recipient of 7,500,000 shares held by the Lancaster Estate Trust in the event of a distribution of property by that trust.

Item 12.  Certain Relationships and Related Transactions

Our Chairman and Chief Executive Officer, Mr. Mitch White, has been the primary source of funding.   As of the date of this report, Mr. White has directly advanced total proceeds of US$911,797. These loans are not secured by any of the assets of our company or its subsidiaries.

On November 1, 1999, our former Chief Executive Officer and director, Mr. Keith Ebert, received 11,250,000 (adjusted for the 5-for-1 stock split) of our common shares valued at $0.001 per share ($2,250.00) in consideration for his services in helping to set up our company and for managing our operations.

On November 3, 2000 we acquired 100% of the issued and outstanding common shares of CYOP Systems Inc.  The former shareholders of CYOP Systems Inc. now collectively own 45,000,000 of our 150,998,160 (adjusted for the 5-for-1 stock split) issued common shares.  Certain of the former shareholders of CYOP Systems Inc. are independently managed trusts.  The following individuals are potential beneficiaries of the trusts in the event of a distribution of property (all of which have been adjusted for the 5-for-1 stock split):

Name of Former CYOP Systems Inc. Shareholder	Number of CYOP Systems Inc. Shares Formerly Held	Number of CYOP Systems International Incorporated Shares Received	Name of Potential Beneficial Owner
Greenday Inc.	40,000,000	20,000,000	Mitch White
Andrea Carley	5,000,000	2,500,000	Andrea Carley
Mitch White	5,000,000	2,500,000	Mitch White
Caska Trust	12,500,000	6,250,000	Stephen White
Jazzco Trust	12,500,000	6,250,000	Scott Carley
Lancaster Estate Trust	15,000,000	7,500,000	Richard Gallo

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010.  The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the "Purchaser") totalling $517,613 (2001 - nil). As at December 31, 2002 the present value of the promissory note is $1,585,034 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000.  As at December 31, 2003, the present value of the promissory note is $1,605,986 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at $1,800,000 X 5% or $90,000.

Pursuant to a Marketing, Development and Distribution Agreement entered into on the same date, the Crediplay System was licensed back to the Company for a term of 15 years. A licensing fee payable will be calculated on Gross Earnings derived from the Crediplay System as follows:

2002	Gross Earnings x 20%
2003	Gross Earnings x 17%
2004	Gross Earnings x 15%
2005 to 2017	Gross Earnings x 10%

As there have been only minor revenues for 2002 and 2003 due to the lack of capitalization of the Company, the Promissory Note for $1.8 million ("the note") has been further guaranteed by the shareholder loan of Mitch White. This guarantee was executed at December 31, 2003 to ensure the note is further collateralized as no reductions have been made as contemplated in the agreements executed December 31, 2001 and filed on Edgar by Form 8-K on April 15, 2002.

During the fiscal year 2002, the Company sold its wholly owned subsidiary Moshpit Entertainment Inc. ("Moshpit") to a former stockholder and the sole director of Moshpit for a total consideration of $100.  Upon the disposition of Moshpit, the Company recognized a book gain of $949,577.

During the fiscal year 2003, the Company accrued imputed interest of $74,925 at an interest rate of 10% per annum on interest-free loan totaling $911,797 from a director and stockholder of the Company.

Interest receivable of $90,000 (2002 - $90,000l) was booked as 5% on the $1,800,000 promissory note from a director of the company in connection with the sale and license back of software.

In a settlement with a company with a common director (see note 4) a certain amount of advertising inventory was granted to one of the Company's directors. During the year 2002, $159,209 of ad-serving was provided by a director on account of the company with a common director and was charged as advertising cost to the company.

Item 13.  Exhibits, List and Reports on Form 8-K

(A)

Exhibits

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 8, 2003
3.4	Bylaws	Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001
10.1	Share Purchase Agreement between CYOP Systems, Inc. (Vendors), a wholly-owned subsidiary of the Company, and Steve White (Purchaser) dated as of April 1, 2002	Incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 20, 2002
10.2	Software Acquisition Agreement between CYOP Systems, Inc. (Vendor), a wholly-owned subsidiary of the Company, and Mitch White (Purchaser) dated as of December 14, 2001	Incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 15, 2002

10.3	Marketing Development & Distribution Agreement between the Company (Marketer) and Mitch White (Vendor) dated as of December 14, 2001	Incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 15, 2002
10.4	Share Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001
10.5	Software License Agreement	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001
10.6	2003 Consultant Stock Plan	Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 29, 2003
10.7	Management Agreement dated as of January 2003 between CYOP and Mitch White	Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 1, 2004
10.8	Management Agreement dated as of January 2003 between CYOP and Gordon Samson	Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 1, 2004
10.9	Management Agreement dated as of January 2003 between CYOP and Patrick Smyth	Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 1, 2004
10.10	Standby Equity Distribution Agreement dated as of January 2004 between the Company and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 1, 2004
10.11	Placement Agent Agreement dated as of January 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB
10.12	Registration Rights Agreement dated as of January 2004 between the Company and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB
10.13	Securities Purchase Agreement dated as of January 2004 between the Company and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB
10.14	Secured Debenture dated as of January 2004	Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB
10.15	Security Agreement dated as of January 2004 between the Company and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB

10.16	Escrow Agreement dated as of January 2004 between the Company and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB
10.17	Registration Rights Agreement dated as of January 2004 between the Company and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB
10.18	Escrow Agreement dated as of January 2004 between the Company and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB
10.19	Irrevocable Transfer Agent Instructions	Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB
10.20	Form of Warrant	Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB
14.1	Code of Ethics	Provided herewith
21.1	Subsidiaries of Company	Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001
31.1	Certification re: Section 302 (Principal Executive Officer)	Provided herewith
32.1	Certification re: Section 906 (Principal Accounting Officer)	Provided herewith
31.1	Certification re: Section 302 (Principal Executive Officer)	Provided herewith
32.1	Certification re: Section 906 (Principal Accounting Officer)	Provided herewith

(B)

Reports on Form 8-K

  On October 10, 2003 the Company filed a Form 8-K relating to the purchase of equipment for 600,000 common shares at a deemed price of $0.06 per share

  On October 8, 2003 the Company filed a Form 8-K relating to a 5 for 1 split of common shares

Item 14.  Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed for professional services rendered was $18,000 and $18,646 for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

Audit-Related Fees.  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the caption "Audit Fee."

Tax Fees.  No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All Other Fees.  Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $1,315 and $4,270, respectively, for the fiscal years ended December 31, 2003 and 2002.   These fees related to the review of the Company's Registration Statement.

CYOP SYSTEMS INTERNATIONAL

INCORPORATED

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2003 and 2002

Index

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Deficiency

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

MOORE STEPHENS

ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 737-8117  Facsimile: (604) 714-5916

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

CYOP SYSTEMS INTERNATIONAL INCORPORATED

We have audited the consolidated balance sheets of CYOP Systems International Incorporated ("the Company") as at December 31, 2003 and 2002, the related consolidated statements of stockholders' deficiency and the consolidated statements of operations and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada

"MOORE STEPHENS ELLIS FOSTER"

March 12, 2004

Chartered Accountants

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
		2003	2002
ASSETS
Current
Cash and cash equivalents		$9,057	$4,253
Prepaid expenses and deposit		2,500	-
Total current assets		11,557	4,253
Note receivable related party (Note 6)		1,605,986	1,585,034
Equipment (Note 3)		73,502	58,953
Intangible assets (Note 4)		86,749	115,665
Total assets		$1,777,794	$1,763,905
LIABILITIES
Current
Demand loans related party (Note 5a)		$779,129	$472,238
Accounts payable and accrued liabilities		211,714	147,480
Player funds on deposit		49,067	36,783
Short-term loan (Note 5b)		212,725	212,725
Total current liabilities		1,252,635	879,226
Deferred revenue (Note 6)		2,182,512	2,198,552
Total Liabilities		3,435,147	3,077,778

Nature and continuance of operations (Note 1)

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
500,000,000	shares of common stock with a par value
	of $0.00002 per share
Issued, allotted and outstanding:
142,973,410	shares of common stock (2002 - 142,373,410)	2,860	2,848
Additional paid-in capital		695,464	284,551
Deficit accumulated		(2,355,677)	(1,591,272)
Total stockholders' (deficiency)		(1,657,353)	(1,303,873)
Total liabilities and stockholders' (deficiency)		$1,777,794	$1,763,905
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2003 and 2002						Page 1 of 2
(Expressed in U.S. Dollars)
						Accumulated other compre- hensive income
				Compre-			Total
			Additional	hensive			Stock-
	Common stock		paid-in	income	Deficit		Holders'
	Shares	Amount	capital	(loss)	accumulated		(deficiency)

Balance, December 31, 2001	142,199,875	2,844	219,127		(2,195,253)	133,194	(1,840,088)

Shares issued for services at $0.20 per share on March 11, 2002	173,535	4	34,703		-	-	34,707

Imputed interest on loan due to a related party	-	-	30,721		-	-	30,721

Components of comprehensive income
- foreign currency translation adjustment	-	-	-	(133,194)	-	(133,194)	(133,194)

- net income for the year	-	-	-	603,981	603,981	-	603,981

Comprehensive income (loss)				$470,787

Balance, December 31, 2002	142,373,410	$2,848	$284,551		$(1,591,272)	$-	$(1,303,873)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Stockholders' Deficiency
Years ended December 31, 2003 and 2002						Page 2of 2
(Expressed in U.S. Dollars)
						Accumulated other compre- hensive income
				Compre-			Total
			Additional	hensive			Stock-
	Common stock		paid-in	income	Deficit		Holders'
	Shares	Amount	Capital	(loss)	accumulated		(deficiency)

(continued from page 1)

Balance, December 31, 2002	142,373,410	2,848	284,551		(1,591,272)	-	(1,303,873)

Shares issued for capital equipment at $0.06 per
share on September 30, 2003	600,000	12	35,988		-	-	36,000

Imputed interest on loan due to a related party	-	-	74,925		-	-	74,925

Forgiveness of debt - related parties			300,000				300,000

Components of comprehensive income

- net income (loss) for the year	-	-	-	(764,405)	(764,405)	-	(764,405)

Comprehensive income (loss)				$(764,405)

Balance, December 31, 2003	142,973,410	$2,860	$695,464		$(2,355,677)	$-	$(1,657,353)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Operations
Years ended December 31, 2003 and 2002
(Expressed in U.S. Dollars)
	2003	2002
Revenue
Sale - Crediplay - related party	$-	$71,842
Sale - Crediplay (Note 6)	16,040	27,340
License fees related party	-	240,000
Service fees	28,989	61,576
Banking fees	1,104	-
Ad sales	-	144,365
	46,133	545,123
Cost of sales	87,226	209,518
Gross profit (loss)	(41,093)	335,605
Sales and marketing expenses	(129,804)	(209,619)
General and administrative expenses
Accounting and audit	(16,959)	(30,438)
Amortization of intangible assets	(28,916)	(28,916)
Automobile	-	(22,400)
Bad debt	(12,189)	(92,778)
Bank charges and interest	(24,379)	(31,068)
Commissions	-	(35,873)
Depreciation of equipment	(21,451)	(21,574)
Filing fees	(5,160)	-
Foreign exchange loss	(66)	(5,361)
Imputed interest expense - related party	(74,925)	(30,721)
Legal and other professional fees	(24,953)	(2,959)
Office and miscellaneous	(4,134)	(42,933)
Press Releases	(2,342)	-
Rent	(8,599)	(38,181)
Contractors and consultants fees	(66,292)	(137,109)
Salaries and benefits	(381,319)	-
Telephone and bandwidth	(28,183)	(42,778)
Travel	(4,593)	(4,356)
Operating loss	(875,357)	(441,459)

Other income (loss)
Interest income related party	110,952	109,582
Write down of intangible assets	-	(13,719)
Gain on disposal of subsidiary (Note 7)	-	949,577
Net income (loss) for the year	$(764,405)	$603,981
Earning (loss) per share - basic and diluted	$(0.005)	$0.004
Weighted average number of common
shares outstanding - basic and diluted	142,463,870	142,286,640
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Years Ended December 31, 2003 and 2002
(Expressed in U.S. Dollars)
	2003	2002
Cash flows from (used in) operating activities
Net loss for the year	$(764,405)	$603,981
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	28,916	28,916
- bad debt	-	92,778
- depreciation of equipment	21,451	21,574
- gain on sale of subsidiary	-	(949,577)
- imputed interest on related party loan	74,925	30,721
- shares issuance for services	-	34,707
- write down of intangible asset	-	13,719
- forgiveness of debt - related parties	300,000	-
Changes in assets and liabilities:
- accounts receivable	-	76,005
- note receivable related party	(20,952)	(19,582)
- prepaid expenses and deposit	(2,500)	-
- accounts payable and accrued liabilities	64,234	49,543
- player funds on deposit	12,284	36,783
- deferred revenue	(16,040)	(71,842)
	(302,087)	(52,274)
Cash flows from (used in) investing activities
Purchase of intellectual property	-	(158,300)
Cash flows from (used in) financing activities
Increase (decrease) in demand loan	-	14,472
Increase (decrease) in due from director	306,891	(83,502)
Proceeds from investor deposit	-	(10,000)
Proceeds from demand loan - related party	-	443,803
	306,891	364,773
Effect of exchange rate changes on cash and cash equivalents	-	(133,194)
Increase in cash and cash equivalents	4,804	21,005
Cash and cash equivalents, beginning of year	4,253	(16,752)
Cash and cash equivalents, end of year (Note 2(c))	$9,057	$4,253
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

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

In fiscal year 2003, the company had completed a stock split, which five (5) new shares were exchanged for every one (1) old share.  The consolidated financial statements have been restated to reflect the stock split.

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

(c)

Cash Equivalents

Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.  As at December 31, 2003, cash equivalents consist of cash with processors, totalling $3,424 (2002 - $4,179).

(d)

Equipment

Equipment is recorded at historical cost.  Depreciation is charged to earnings in amounts sufficient to allocate the costs over their estimated useful lives, as follows:

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

2.

Significant Accounting Policies (continued)

(f)

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred.

(g)

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  Total advertising and promotion costs charged to expenses for the year ended December 31, 2003 amounted to $129,804 (2002 - $209,619).

(h)

Foreign Currency Translations

The Company and CYOP Barbados maintain their accounting records in U.S. dollars.   Foreign currency transactions are translated into their functional currency in the following manner.

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

2.

Significant Accounting Policies (continued)

(j)

Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that is expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

(k)

Intangible Assets

The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

(l)

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

2.

Significant Accounting Policies (continued)

(m)

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

As at December 31, 2003, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

(n)

Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 25,000 common shares that are outstanding at December 31, 2003 are anti-dilutive.

(o)

Comprehensive Income

       The Company has adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

(p)

Stock-based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure", an amendment to SFAS No. 123.  SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.  The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

2.

Significant Accounting Policies (continued)

(q)

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the implementation of SFAS No. 149 to have an impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the implementation of SFAS No. 150 to have a material impact on its consolidated financial statements.

2.

Significant Accounting Policies (continued)

(q)

New Accounting Pronouncements (continued)

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) did not impact our consolidated financial position or results of operations.

In a December 11, 2003 speech at the American Institute of Certified Public Accountants and Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the consolidated financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC's position and will, if required, account for its loan origination commitments as prescribed.

3.

Equipment

	December 31, 2003
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 11,576	$ 9,982
Computer hardware	96,864	36,441	60,423
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,130	3,097
Total	$ 130,737	$ 57,235	$ 73,502

	December 31, 2002
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 9,081	$ 12,477
Computer hardware	60,864	18,259	42,605
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	5,356	3,871
Total		$ 35,784	$ 58,953

For the year ended December 31, 2003, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $21,451 (2002 - $21,574).

4.

Intangible Assets

On May 21, 2002, the Company terminated the software development agreement and a software licensing, technical support and operation of customer service and data centre agreement with a related company (related by a common director). As at that date $240,000 license fees were billed with $200,000 remained unpaid at May 21, 2002.

In satisfaction of this unpaid amount and in consideration of terminating the agreement the related company assigned all right, title and interest in:

(a)

the Skill-Bingo Patents and the Skill-Bingo Inventions purchased from FYRC Inc.

(b)

the Skill-Bingo game software

(c)

the website located at http://www.bigrbingo.com

(d)

the trademark "BiG'rBingo"

(e)

the BiG'rBingo customer deposits

The above has been collectively recorded as intellectual property with an expected useful life of 5 years.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  This statement requires that intangible assets with an indefinite life are not amortized.  Intangible assets with a definite life are amortized over its useful life or estimated of its useful life.  Indefinite life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occurs or circumstances change that would indicate that the carrying amount may be impaired.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets.  The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.

4.

Intangible Assets   (continued)

In accordance with SFAS No. 142, the Company wrote down the acquired intellectual property by $13,719 to its fair value in 2002.  The changes in the carrying amount of intellectual property as follows:

	2003	2002

Balance, beginning of year	$115,665	$-

Intangible assets acquired during the period
- intellectual property	-	158,300

Impairment of intangible assets during the period	-	(13,719)

Subtotal	115,665	144,581
Amortization	(28,916)	(28,916)

Balance, end of year	$86,749	$115,665

5.

Loans

(a)

Demand Loans Related Party

	2003	2002

Non-interest bearing and unsecured: - Jack Carley - related to a director and stockholder	$ 44,625	$ 44,625
- Mitch White - a director and stockholder	731,797	427,613
- Gordon Samson - a director	2,707	-
Total	$ 779,129	$ 472,238

(b)

Short-term Loan

	2003	2002
Interest at 10% per annum, on demand:
- RedRuth Ventures	$ 212,725	$212,725

6.

Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010.  The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the "Purchaser") totalling $517,613. As at December 31, 2002 the present value of the promissory note was $1,585,034 after calculating at the discount rate of 7% and accruing interest of 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000.  As at December 31, 2003, the present value of the promissory note was $1,605,986 after calculating at the discount rate of 7% and accruing interest of 5%.

Pursuant to a Marketing, Development and Distribution Agreement entered into on the same date, the Crediplay System was licensed back to the Company for a term of 15 years. A licensing fee payable will be calculated on Gross Earnings derived from the Crediplay System as follows:

2002	Gross Earnings x 20%
2003	Gross Earnings x 17%
2004	Gross Earnings x 15%
2005 to 2017	Gross Earnings x 10%

As there have been only minor revenues for 2002 and 2003 due to the lack of capitalization of the Company, the Promissory Note for $1.8 million ("the note") has been further guaranteed by the demand loan of $731,797 owed to Mitch White (See note 5(a)). This guarantee was executed at December 31, 2003 to ensure the note is further collateralized as no collections have been made as contemplated in the agreements executed December 31, 2001 and filed on Edgar by Form 8-K on April 15, 2002.

6.

Sale and License-back of Computer Software (continued)

The development costs of the Crediplay System expended by the Company amounted to approximately $1,273,406 of which $778,348 was expensed previously.  Management of the Company has estimated the $3,000,000 value based on the discounted future cash flow projection and the estimate provided by knowledgeable parties of the software.

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain as at December 31, 2001	$2,270,394
Recognized gain in 2002	(71,842)
Deferred gain as at December 31, 2002	$2,198,552
Recognized gain in 2003	(16,040)
Deferred gain as at December 31, 2003	$2,182,512

The deferred gain is amortized in proportion to the licensing fees payable over the term of the agreement.

7.

Gain on Disposal of Subsidiary

During fiscal year 2002, the Company sold its wholly owned subsidiary Moshpit Entertainment Inc. ("Moshpit") to a former stockholder and the sole director of Moshpit for a total consideration of $100.  Upon the disposition of Moshpit, the Company recognized a book gain of $949,577.

8.

Stockholders' Equity (Deficit)

(a)

Issuance of Common Shares

During the fiscal year 2003, the Company issued 600,000 shares of common stock for equipment at $0.06 per share.  The 600,000 shares of common stock were recorded at $36,000 as the fair value of equipment received.

(b)

2003 Consultant Stock Plan

On October 21, 2003, the Board of Directors of the Company approved and adopted "2003 Consultant Stock Plan" ("2003 Plan").  Pursuant to the 2003 Plan, it is a ten (10) year plan to grant common shares or right to received common shares by consultants (per individual agreement) to a maximum 500,000 shares.  The allocated number of shares includes an indeterminate number of additional shares that may be issued to adjust the number of shares issued pursuant to the stock plan described herein as the result of any future stock split, stock dividend or similar adjustment of the registrant's outstanding common stock.

As at December 31, 2003, there were no common stocks issued under the 2003 Plan.

(c) Stock Option

There was no stock options granted in fiscal year 2003 and 2002.

A summary of the stock option outstanding as at December 31, 2003 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003 and 2002	25,000	$1.00

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $1.00	25,000	2.42	$1.00

9.

Income Taxes

As at December 31, 2003 the Company has non-capital losses and undepreciated capital cost of approximately $1,900,000 and $57,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

The tax effect of temporary differences that give rise to the Company's deferred tax assets are as follows:

	2003	2002
Undepreciated capital cost of capital assets over their net book value	$ 20,000	$ 13,000
Estimated tax loss carryforward	650,000	520,000
Less: valuation allowance	(670,000)	(533,000)
	-	-

The valuation allowance reflects the realization of the tax assets is unlikely.

10.

Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)

In fiscal year 2003, the Company recorded an imputed interest of $74,925 (2002 - $30,721) at an interest rate of 10% per annum on interest-free loan totaling $911,797 from a director and stockholder of the Company.

(b)

In fiscal year 2002, in a settlement with a company with a common director (see note 4), a certain amount of advertising inventory was granted to one of the Company's directors.

(c)

In 2002, $159,209 of ad-serving was provided by a director on account of the company with a common director and was charged as advertising expense to the Company.

(d)

Pursuant to management and consulting agreements effective January 1, 2003, management were to be paid by base fees with certain incentive compensations and bonuses subject to achievement of performance goals and approval by the Compensation Committee.

As of December 31, 2003, consulting and management fees, totaling $300,000, were payable but the management had agreed to forgive the debts without recourse.  No incentive compensations and bonuses were granted and outstanding as of December 31, 2003.

(e)

See Note 5, 6 and 7

11.

Non-Cash Activities

(a)

In 2003, the management of the Company forgave $300,000 of the annual base salaries without recourse.  See Note 10 (c).

(b)

See Note 8 (a)

12.

Subsequent events

(a)

On January 27, 2004, 212,250 common shares were issued under the 2003 Consultant Stock Plan (Note 8(b)) and the closing price was at $0.035 per share.

(b)

Standby Equity Distribution Agreement

The Company signed an agreement in January 2004 to periodically issue and sell to Cornell Capital Partners, LP (" the Investor") shares of common stock for a total purchase price of $5.0 million.

The Company paid the Investor a commitment fee of $240,000 by issuing 7,500,000 shares of common stock (issued). In addition, the Investor will be entitled to retain 4% of each advance under the standby equity distribution agreement.

The investor intends to sell any shares purchased under the standby equity distribution agreement at the then prevailing market price.

In connection with the standby equity distribution agreement, the Company issued in January 2004 to the Investor $125,000 of convertible debentures that are convertible into shares of common stock at a discounted market price.  The convertible debentures are secured by all of Company's assets, interest bearing at 5% per annum and matured two years from the date of issuance.  The Company has the right to redeem the debenture upon 30 days notice for 120% of the amount plus accrued interest.   Upon such redemption, the Company will issue the investor a warrant to purchase 50,000 shares of common stock at an exercise price of $0.036 per share for every $100,000 of debentures that were redeemed.

A registered broker-dealer was engaged to advise the Company in connection with the standby equity distribution agreement. The broker-dealer was paid a fee of $10,000, payable by the issuance of 312,500 shares of Company's common stock (issued) and is not participating as an underwriter in this offering.

13.

Geographic Information

All the Company's operations and fixed assets are located in Canada.

14.

Comparative figures

Certain 2002 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2003.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

/s/ Mitch White
Mitch White	Chairman, CEO and Director (Principal Executive Officer)	April 12, 2004

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch White	Chairman, CEO and Director	April 12, 2004
Mitch White	(Principal Executive Officer)

/s/ Gordon A. Samson	CFO and Director (Principal	April 12, 2004
Gordon Samson	Accounting Officer)

/s/ Patrick Smyth	President and Director	April 12, 2004
Patrick Smyth

/s/ Norman MacKinnon	Director	April 12, 2004
Norman MacKinnon

EXHIBIT 31.1

OFFICER'S CERTIFICATE
PURSUANT TO SECTION 302

I, Mitch White, certify that:

1.

I have reviewed this form 10-KSB for the year ended December 31, 2003 of CYOP Systems International Incorporated;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Omitted;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

EXHIBIT 31.1-1

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 12, 2004
By: /s/ Mitch White
Chairman, CEO and Director
(Principal Executive Officer)

The introductory paragraph of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

EXHIBIT 31.1-2

EXHIBIT 31.2

OFFICER'S CERTIFICATE
PURSUANT TO SECTION 302

I, Gordon A. Samson, certify that:

1.

I have reviewed this form 10-KSB for the year ended December 31, 2003 of CYOP Systems International Incorporated;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Omitted;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

EXHIBIT 31.2-1

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 12, 2004
By: /s/ Gordon A. Samson
CFO and Director
(Principal Accounting Officer)

The introductory paragraph of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

EXHIBIT 31.2-2

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CYOP Systems International Incorporated (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 12, 2004	By: /s/ Mitch White
Chairman, CEO and Director
(Principal Executive Officer)

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to CYOP Systems International Incorporated and will be retained by CYOP Systems International Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.1-1

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CYOP Systems International Incorporated (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 12, 2004	By: /s/ Gordon A. Samson
CFO and Director
(Principal Accounting Officer)

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to CYOP Systems International Incorporated and will be retained by CYOP Systems International Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2-1