Form 10QSB
period 2004-03-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2004-05-17
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file Number:  0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222927

(I.R.S. Employer Identification Number)

Suite 390

1090 Homer Street

Vancouver, British Columbia

V6B 2W9

(Address of principal executive offices)

(604) 685-0696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:      150,998,410 common shares as at March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

CYOP SYSTEMS INTERNATIONAL INCORPORATED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of March 31, 2004 and December 31, 2003

Statement of Income for the period ended

March 31, 2004

Consolidated Statements of Cash Flows for the period ended

March 31, 2004

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2

Management Discussion and Analysis

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

                                 CYOP SYSTEMS INTERNATIONAL

INCORPORATED

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2004

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Deficiency

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)
		March 31, 2004	December 31, 2003
ASSETS			(Audited)
Current
Cash and cash equivalents		$8,526	$9,057
Interest receivable		15,039
Prepaid expenses and deposit		-	2,500
Total current assets		23,565	11,557
Note receivable related party (Note 6)		1,611,560	1,605,986
Equipment (Note 3)		68,316	73,502
Intangible assets (Note 4)		79,520	86,749
Total assets		$1,782,961	$1,777,794
LIABILITIES
Current
Demand loans related party (Note 5a)		$845,470	$779,129
Accounts payable and accrued liabilities		180,065	211,714
Convertible debenture (Note 5c)		115,437	-
Player funds on deposit		40,817	49,067
Short-term loan (Note 5b)		212,725	212,725
Total current liabilities		1,394,514	1,252,635
Deferred revenue (Note 6)		2,178,452	2,182,512
Total Liabilities		3,572,966	3,435,147

Nature and continuance of operations (Note 1)

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
500,000,000	shares of common stock with a par value
	of $0.00002 per share
Issued, allotted and outstanding:
150,998,410	shares of common stock	3,020	2,860
Additional paid-in capital		989,079	695,464
Deficit accumulated		(2,782,104)	(2,355,677)
Total stockholders' (deficiency)		(1,790,005)	(1,657,353)
Total liabilities and stockholders' (deficiency)		$1,782,961	$1,777,794
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Stockholders' Deficiency
Three Months ended March 31, 2004
(Unaudited)
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	Holders'
	Shares	Amount	Capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2003	142,973,410	2,860	695,464		(2,355,678)	-	(1,657,354)

Shares issued for legal services at $0.04 per
share on January 27, 2004	212,500	4	8,485		-	-	8,489

Shares issued for corporate finance fee at $0.032 per
share on January 27, 2004	7,500,000	150	239,850				240,000

Shares issued for escrow agent services at $0.032 per
share on January 27, 2004	312,500	6	9,994				10,000

Equity component of convertible debenture			10,847				10,847

Imputed interest on loan due to a related party	-	-	24,439		-	-	24,439

Components of comprehensive income

- net income (loss) for the year	-	-	-	(426,426)	(426,426)	-	(426,426)

Comprehensive income (loss)				$(426,017)

Balance, March 31. 2004	150,998,410	$3,020	$989,079		$(2,780,104)	$-	$(1,790,005)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Operations
Three months ended March 31, 2004 and 2003
(Unaudited)
(Expressed in U.S. Dollars)
	March 31, 2004	March 31, 2003
Revenue
Sale – Crediplay – related party	$4,060	$1,289
Service fees	7,338	13,119
Banking fees	192	580
	11,590	14,988
Cost of sales	13,115	41,422
Gross profit (loss)	(1,525)	(26,434)
Sales and marketing expenses (recovery)	(5,050)	62,495
General and administrative expenses
Amortization of intangible assets	7,229	7,229
Bad debt	-	432
Bank charges and interest	258	1,218
Corporate finance fees	262,500	-
Depreciation of equipment	5,186	4,013
Filing fees	1,256	223
Imputed interest expense – related party	24,439	14,756
Legal and other professional fees	50,000	1,943
Office and miscellaneous	353	2,619
Rent	-	8,112
Consultants fees	88,000	32,700
Salaries and benefits	8,043	-
Telephone and bandwidth	7,800	6,271
Travel	-	2,184
Operating loss	(451,539)	(170,629)

Other income (loss)
Interest income related party	27,951	27,738
Interest expenses	(2,838)
Net income (loss) for the year	$(426,426)	$(142,891)
Earning (loss) per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common
shares outstanding - basic and diluted	148,617,366	142,373,410
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Three months ended March 31, 2004 and 2003
(Unaudited)
(Expressed in U.S. Dollars)
	March 31, 2004	March 31, 2003
Cash flows from (used in) operating activities
Net loss for the year	$(426,426)	$(142,891)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229	7,229
- depreciation of equipment	5,186	4,013
- imputed interest on related party loan	24,439	14,756
- shares issuance for services	258,490	-
Changes in assets and liabilities:
- interest receivable	(15,039)	(22,500)
- loan receivable	-	(11,757)
- note receivable related party	(5,574)	(5,238)
- prepaid expenses and deposit	2,500	-
- accounts payable and accrued liabilities	(31,649)	13,990
- player funds on deposit	(8,250)	(4,892)
- deferred revenue	(4,060)	(1,289)
	(191,871)	(148,579)
Cash flows from (used in) financing activities
Increase (decrease) in due from director	66,340	147,878
Proceeds from convertible debenture	125,000	-
	191,340	147,878
Increase in cash and cash equivalents	(531)	(701)
Cash and cash equivalents, beginning of period	9,057	4,253
Cash and cash equivalents, end of period	$8,526	$3,551
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

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

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

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

(c)

Cash Equivalents

Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.  As at March 31, 2004, cash equivalents consist of cash with processors, totaling $7,963 (March 31, 2003 - $3,258).

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

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(f)

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred.

(g)

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  Total advertising and promotion costs charged to expenses for the year ended March 31, 2004 is a credit amounting to $5,050 from the recovery of closed promotional accounts (March 31, 2003 - $62,495).

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

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(j)

Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that is expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

(k)

Intangible Assets

The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

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

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

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

As at March 31, 2004, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

(n)

Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 25,000 common shares that are outstanding at March 31, 2004 are anti-dilutive.

(o)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

(p)

Stock-based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure”, an amendment to SFAS No. 123.  SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.  The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

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

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(q)

New Accounting Pronouncements (continued)

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) did not impact our consolidated financial position or results of operations.

In a December 11, 2003 speech at the American Institute of Certified Public Accountants and Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the consolidated financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC’s position and will, if required, account for its loan origination commitments as prescribed.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

3.

Equipment

	March 31, 2004
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 12,075	$ 9,483
Computer hardware	96,864	40,973	55,891
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,285	2,942
Total	$ 130,737	$ 62,421	$ 68,316

	December 31, 2003
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 11,576	$ 9,982
Computer hardware	96,864	36,441	60,423
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,130	3,097
Total	$ 130,737	$ 57,235	$ 73,502

For the period ended March 31, 2004, depreciation expenses charged to general and administrative, were $5,186 (March 31, 2003 - $4,013).

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

4.

Intangible Assets   (continued)

The changes in the carrying amount of intellectual property as follows:

	2004	2003

Balance, beginning of year	$86,749	$115,665
Amortization	(7,229)	(28,916)

Balance, end of year	$79,520	$86,749

5.

Loans

(a)

Demand Loans Related Party

	2004	2003

Non-interest bearing and unsecured: - Jack Carley – related to a director and stockholder	$ 44,625	$ 44,625
- Mitch White – a director and stockholder	764,816	427,613
- Gordon Samson – a director	21,029	-
- Patrick Smyth	15,000
Total	$ 845,470	$ 472,238

(b)

Short-term Loan

	2004	2003
Interest at 10% per annum, on demand:
- RedRuth Ventures	$ 212,725	$212,725

(c)

Convertible debenture

In connection with the standby equity distribution agreement as filed on March 1, 2004, the Company issued in January 2004 to the Investor $125,000 of convertible debentures that are convertible into shares of common stock at a discounted market price.  The convertible debentures are secured by all of Company’s assets, interest bearing at 5% per annum and matured two years from the date of issuance.  The Company has the right to redeem the debenture upon 30 days notice for 120% of the amount plus accrued interest.   Upon such redemption, the Company will issue the investor a warrant to purchase 50,000 shares of common stock at an exercise price of $0.036 per share for every $100,000 of debentures that were redeemed.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

(c)

Convertible debenture (continued)

Upon the issuance of the notes, the net proceeds ($125,000) received were allocated between the liability and equity components of the notes.  The liability component ($114,153) represents the present value of the notes discounted using the interest rate that would have been applicable to non-convertible debt.  The equity component ($10,847) represents the residual value of proceeds after allocated to the liability component.  Over the terms of the notes, the liability and the interest components are accreted to their face value.  As at March 31, 2004, the convertible debenture was $115,437.

6.

Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010.  The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the “Purchaser”) totalling $517,613. As at December 31, 2002 the present value of the promissory note was $1,585,034 after calculating at the discount rate of 7% and accruing interest of 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000.  As at March 31, 2004, the present value of the promissory note was $1,611,560 after calculating at the discount rate of 7% and accruing interest of 5%.

Pursuant to a Marketing, Development and Distribution Agreement entered into on the same date, the Crediplay System was licensed back to the Company for a term of 15 years. A licensing fee payable will be calculated on Gross Earnings derived from the Crediplay System as follows:

2002	Gross Earnings x 20%
2003	Gross Earnings x 17%
2004	Gross Earnings x 15%
2005 to 2017	Gross Earnings x 10%

As there have been only minor revenues for 2003 and 2004 due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) has been further guaranteed by the demand loan of $731,797 as at December 31, 2003 owed to Mitch White (See note 5(a)). This guarantee was executed at December 31, 2003 to ensure the note is further collateralized as the note has not been paid down by revenues as contemplated in the exploitation and marketing agreements executed December 31, 2001 and filed on Edgar by Form 8-K on April 15, 2002.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

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

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain as at December 31, 2001	$2,270,394
Recognized gain in 2002	(71,842)
Deferred gain as at December 31, 2002	$2,198,552
Recognized gain in 2003	(16,040)
Deferred gain as at December 31, 2003	$2,182,512
Recognized gain in the fist quarter of 2004	(4,060)
Deferred gain as at March 31, 2004	$2,178,452

The deferred gain is amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

7.

Stockholders’ Equity (Deficit)

(a)

Issuance of Common Shares

During the period, the Company issued 7,500,000 shares to Cornell Capital LLP as a corporate finance fee and 312,500 to Newbridge Securities Corp as an escrow agent fee in connection with the Standby equity underwriting agreement for financing as originally filed on the Company’s SB-2 on March 1, 2004. These shares were issued at $0.032 per share. Additionally per an S-8 filed on October 29, 2003 for legal services 212,500 shares were issued for legal services at $0.04 per share.

During the fiscal year 2003, the Company issued 600,000 shares of common stock for equipment at $0.06 per share.  The 600,000 shares of common stock were recorded at $36,000 as the fair value of equipment received.

(b)

2003 Consultant Stock Plan

On October 21, 2003, the Board of Directors of the Company approved and adopted “2003 Consultant Stock Plan” (“2003 Plan”).  Pursuant to the 2003 Plan, it is a ten (10) year plan to grant common shares or right to received common shares by consultants (per individual agreement) to a maximum 500,000 shares.  The allocated number of shares includes an indeterminate number of additional shares that may be issued to adjust the number of shares issued pursuant to the stock plan described herein as the result of any future stock split, stock dividend or similar adjustment of the registrant's outstanding common stock.

(c)

Stock Option

There was no stock options granted for the period ended March 31, 2004.

A summary of the stock option outstanding as at March 31, 2004 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at March 31, 2004	25,000	$1.00

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $1.00	25,000	2.17	$1.00

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

8.

Income Taxes

As at March 31, 2004 the Company has non-capital losses and undepreciated capital cost of approximately $2,320,000 and $62,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2004	2003
Undepreciated capital cost of capital assets over their net book value	$ 21,000	$ 20,000
Estimated tax loss carryforward	789,000	650,00
Less: valuation allowance	(810,000)	(670,000)
	-	-

The valuation allowance reflects the realization of the tax assets is unlikely.

9.

Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)

In the period ending March 31, 2004, the Company recorded an imputed interest of $24,439 (March 31, 2003 - $14,756) at an interest rate of 10% per annum on interest-free loan totaling $977,540 from directors and stockholders of the Company.

(b)

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

As at March 31, 2004 the related amounts have been recorded as a liability and due to directors.

(c)

See Note 5 and 6.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

10.

Non-Cash Activities

(a)

In 2003, the management of the Company forgave $300,000 of the annual base salaries without recourse.  See Note 9 (b).

(b)

See Note 7 (a)

11.

Subsequent events

(a)

Standby Equity Distribution Agreement

An amended SB-2 was filed on May 6, 2004 to clear the standby equity distribution agreement.

The Company signed an agreement in January 2004 to periodically issue and sell to Cornell Capital Partners, LP (“ the Investor”) shares of common stock for a total purchase price of $5.0 million.

The Company paid the Investor a commitment fee of $240,000 by issuing 7,500,000 shares of common stock (issued). In addition, the Investor will be entitled to retain 4% of each advance under the standby equity distribution agreement.

The investor intends to sell any shares purchased under the standby equity distribution agreement at the then prevailing market price.

A registered broker-dealer was engaged to advise the Company in connection with the standby equity distribution agreement. The broker-dealer was paid a fee of $10,000, payable by the issuance of 312,500 shares of Company’s common stock (issued) and is not participating as an underwriter in this offering.

12.

Geographic Information

All the Company’s operations and fixed assets are located in the U.S..

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2004.This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We were incorporated on October 29, 1999 under the laws of the State of Nevada as Triple 8 Development Corporation to engage in any lawful corporate purpose.  We changed our name to CYOP Systems International Incorporated on October 30, 2000.

We have not been involved in any bankruptcy, receivership or similar proceedings.

We have been primarily focused on developing our product for market launch.  Management has financed most of our operations to date.  Management will continue to fund our operations through shareholders loans until our equity financing is closed. We will satisfy cash requirements solely from funds loaned by management or family and friends or private investors until this time.  However, management is not under any contractual obligation to provide continued funding.  We will spend approximately $1/2 million in the next 12 months to maintain current operations at our current expenditure rate; not including any marketing initiatives or expansion plans. Additional funds in the amount of $1.5 million will be expended for a complete launch of the Crediplay system including a full marketing budget. Executive and key personnel have executed management contracts and to ensure retention of executive and key personnel the Company will be paying fees and salaries or accruing them as necessary for 2004.

We anticipate contracting additional human resources as required during the next 12 months.  We do not expect to acquire any material physical assets or significant equipment in the next 12 months.  We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

We launched our first pay-for-play online video game, Urban Mercenary in February 2001.  In March 2001, the Company secured the Canadian Imperial Bank of Commerce as the Company's merchant account processor. Merchant processors now include Banner Bank.

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

In order for our Company to expand it's operations and realize profits from pay for play online video gaming we are actively signing up affiliate company’s and pursuing strategic acquisitions and partnerships that bring internet traffic and more games to be integrated into our existing suite of games. Sina.com as disseminated by news release dated May 4., 2004. Until we increase our Company's exposure and attract players to our website and/or complete strategic acquisitions and partnerships we cannot expect large volumes of players for our online pay for play video game.  Revenues will be derived from licensing fees from third parties that already have an established community and significant traffic to their web sites.

Liquidity and Capital Resources

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations. As a result, the Company is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. The Company has secured a source of capital funding, as an equity funding closing subject to the regulatory clearance of the SB-2 registration statement.

The Company had cash and cash equivalents of $8,526 at March 31, 2004 and a working capital deficit of $(1,370,949) with the deficiency arising primarily from $845,470 in loans from directors, compared to a working capital deficit of  ($988,392) at March 31, 2003 to satisfy requirements for operations for the same period ending March 31, 2003. This reflects the continued commitment by management with an increase of advancing shareholder loans to cover the cost of operations.

During the period ended March 31, 2004, the Company used cash of $191,871 in operating activities compared to using $148,579 in the prior period ended March 31, 2003. This is a reflection two things; significant legal expenses and corporate finance fees incurred in connection with the equity financing being undertaken and limited operations as the Company focused its efforts in locating and acquiring a funding source to capitalize the Company.

Net cash provided by financing activities was $191,340 for the period originating from further advances made by directors of the Company and a $125,000 convertible debenture provided by Cornell Capital LLP., which compares to $147,878 in net cash provided to the Company for the same period in 2003.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible partnerships and/or acquisition of complementary businesses, products and technologies. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the second quarter of 2004, and are substantially dependent on the equity financing and interim funding from our Chairman and CEO to continue operations.

As disclosed herein the Company concluded an underwriting in the first quarter with Cornell Capital LLP and the associated SB-2 was filed on March 1, 2004 and as amended on May 6, 2004 on Edgar. Management believes with this financing and some material contracts executed as disseminated by News Release that the Company is in a position to positively impact fledgling revenues for 2003 and YTD 2004. As there have been only minor revenues for 2002 and 2003 due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) has been further guaranteed by the shareholder loan of Mitch White. This guarantee was executed at December 31, 2003 to ensure the note is further collateralized as no reductions have been made as contemplated in the agreements executed December 31, 2001 and filed on Edgar by Form 8-K on April 15, 2002.

The Company’s consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Results of operations for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2004.

Revenue

For the quarter ended March 31, 2004 the Company generated revenue of $11,590, from operations. The same period ending March 31, 2003 generated revenues of $14,988. Current revenues are now from a wide variety of affiliates and the company’s proprietary URL.

Sales and Marketing Expenses

Sales and marketing expenses for the period ended March 31, 2004 were zero as the Company focused efforts on closing a financing. A credit of $5,050 is a reflection of closed member accounts of granted promotional dollars. The same period ended March 31, 2003 had an expenditure of $62,495 with various third parties marketing companies. These sales and marketing expenses included principally costs for marketing, co-brand advertising and keyword buys for our site and participation in trade shows.

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

General and Administrative expenses

General and administrative expenses consist primarily of contract personnel costs, legal and audit professional fees, insurance and other general corporate and office expenses, including $262,500 in corporate finance fees in connection with the Company’s financing. General and administrative expenses increased to $455,064 as a result for the period ended March 31, 2004 from $81,700 for the same period ended March 31, 2004. This is an increase of $373,364 primarily due to costs of the equity financing with Cornell Capital LLP.

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

Dated:  May 14, 2004

Per:   /s/ Mitch White____________

       Mitch White CEO, and Director