Form 10QSB/A
period 2004-03-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2004-05-21
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(604) 685-0696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:     150,998,160 common shares as at March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

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

10QSBA MARCH 31.doc

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Stockholders' Deficiency
Three Months ended March 31, 2004						Page 1of 1
(Unaudited)
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	Holders'
	Shares	Amount	Capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2003	142,973,410	2,860	695,464		(2,355,678)	-	(1,657,354)

Shares issued for legal services at $0.04 per
share on January 27, 2004	212,250	4	8,485		-	-	8,489

Shares issued for corporate finance fee at $0.032 per
share on January 27, 2004	7,500,000	150	239,850				240,000

Shares issued for escrow agent services at $0.032 per
share on January 27, 2004	312,500	6	9,994				10,000

Equity component of convertible debenture			10,847				10,847

Imputed interest on loan due to a related party	-	-	24,439		-	-	24,439

Components of comprehensive income

- net income (loss) for the year	-	-	-	(426,426)	(426,426)	-	(426,426)

Comprehensive income (loss)				$(426,426)

Balance, March 31. 2004	150,998,160	$3,020	$989,079		$(2,780,104)	$-	$(1,790,005)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Three months ended March 31, 2004 and 2003
(Unaudited)
(Expressed in U.S. Dollars)
	March 31, 2004	March 31, 2003
Cash flows from (used in) operating activities
Net loss for the year	$(426,426)	$(142,891)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229	7,229
- depreciation of equipment	5,186	4,013
- imputed interest on related party loan	24,439	14,756
- shares issuance for services	258,490	-
Changes in assets and liabilities:
- interest receivable	(15,039)	(22,500)
- loan receivable	-	(11,757)
- note receivable related party	(5,574)	(5,238)
- prepaid expenses and deposit	2,500	-
- accounts payable and accrued liabilities	(31,649)	13,990
- accredited to convertible debenture	1,284
- player funds on deposit	(8,250)	(4,892)
- deferred revenue	(4,060)	(1,289)
	(191,871)	(148,579)
Cash flows from (used in) financing activities
Increase (decrease) in due from director	66,340	147,878
Proceeds from convertible debenture	125,000	-
	191,340	147,878
Increase in cash and cash equivalents	(531)	(701)
Cash and cash equivalents, beginning of period	9,057	4,253
Cash and cash equivalents, end of period	$8,526	$3,551
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

5.

Equipment

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

Dated:  May 20, 2004

Per:

/s/ Mitch White____________

       Mitch White CEO, and Director