Form 10QSB
period 2004-06-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2004-08-16
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file Number:  0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222927

(I.R.S. Employer Identification Number)

Suite 1304

925 West Georgia Street

Vancouver, British Columbia

V6C 3L2

(Address of principal executive offices)

(604) 484-9086

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 150,998,160 common shares as at June 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

CYOP SYSTEMS INTERNATIONAL INCORORATED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2004 and December 31, 2003

Statement of Income for the period ended

June 30, 2004

Consolidated Statements of Cash Flows for the period ended

June 30, 2004

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

June 30, 2004

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Deficiency

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)
		June 30, 2004	December 31, 2003
ASSETS			(Audited)
Current
Cash and cash equivalents		$21,188	$9,057
Accounts receivable		98	-
Interest receivable		32,094	-
Prepaid expenses and deposit		2,500	2,500
Total current assets		55,880	11,557
Note receivable related party (Note 6)		1,617,134	1,605,986
Equipment (Note 3)		63,503	73,502
Intangible assets (Note 4)		72,290	86,749
Total assets		$1,808,807	$1,777,794
LIABILITIES
Current
Demand loans related party (Note 5a)		$999,281	$779,129
Accounts payable and accrued liabilities		210,325	211,714
Convertible debenture (Note 5c)		116,721	-
Player funds on deposit		41,527	49,067
Promissory note		50,000	-
Short-term loan (Note 5b)		212,725	212,725
Total current liabilities		1,630,579	1,252,635
Deferred revenue (Note 6)		2,176,912	2,182,512
Total Liabilities		3,807,491	3,435,147

Nature and continuance of operations (Note 1)

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
500,000,000	shares of common stock with a par value
	of $0.00002 per share
Issued, allotted and outstanding:
150,998,160	shares of common stock	3,020	2,860
Additional paid-in capital		1,012,081	695,464
Deficit accumulated		(3,013,785)	(2,355,677)
Total stockholders' (deficiency)		(1,998,684)	(1,657,353)
Total liabilities and stockholders' (deficiency)		$1,808,807	$1,777,794
The accompanying notes are an integral part of these financial statements.

10QSB JUNE 30.doc

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Stockholders' Deficiency
Six Months ended June 30, 2004
(Unaudited)						Page 1of 1
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	Holders'
	Shares	Amount	Capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2003	142,973,410	2,860	695,464		(2,355,678)	-	(1,657,354)

Shares issued for legal services at $0.04 per
share on January 27, 2004	212,250	4	8,485		-	-	8,489

Shares issued for corporate finance fee at $0.032 per
share on January 27, 2004	7,500,000	150	239,850				240,000

Shares issued for escrow agent services at $0.032 per
share on January 27, 2004	312,500	6	9,994				10,000

Equity component of convertible debenture			10,847				10,847

Imputed interest on loan due to a related party	-	-	47,441		-	-	47,441

Components of comprehensive income

- net income (loss) for the year	-	-	-	(658,107)	(658,107)	-	(658,107)

Comprehensive income (loss)				$(658,107)

Balance, June 30. 2004	150,998,160	$3,020	$1,012,081		$(3,013,785)	$-	$(1,998,684)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Revenue
License fees	-	-		-
Service fees	2,785	6,987	10,123	20,106
Sale – Crediplay – related party (Note 6)	1,540	-	5,600	1,891
Ad sales	-	602		-
Banking fees	79	285	272	865
	4,404	7,874	15,994	22,862
Cost of sales	49,564	42,562	62,678	83,984

Gross profit (loss)	(45,160)	(34,688)	(46,684)	(61,122)

Sales and Marketing expenses	(5,050)	-	-	-

General and administrative expenses
Accounting and audit	(22,138)	4,355	(22,138)	4,355
Advertising and promotion expenses	(280)	(14,313)	(280)	(76,808)
Amortization of intangible assets	(7,229)	(7,229)	(14,458)	(14,458)
Automobile		-		-
Bad debt		(11,757)		(12,189)
Bank charges and interest	(8,735)	(84)	(11,832)	(1,300)
Contractors and consultants fees	(113,072)	-	(201,072)	(32,700)
Corporate finance fees		-	(262,500)	-
Depreciation of fixed assets	(4,813)	(3,567)	(9,999)	(7,580)
Filing fees	(2,746)	(3,830)	(4,003)	(4,054)
Foreign exchange (gain) loss		(66)		(66)
Hosting fees		-
Imputed interest expense – related party	(23,002)	(17,332)	(47,441)	(32,088)
Legal and other professional fees	(11,041)	(8,940)	(61,041)	(10,884)
Office and miscellaneous	(4,692)	(505)	(5,045)	(3,124)
Rent	(1,335)	-	(1,335)	(8,112)
Salaries and benefits	-	-	(8,043)
Telephone and bandwidth	(7,800)	(7,064)	(15,600)	(13,335)
Travel	-		-	(2,184)
	(211,933)	(70,332)	(664,787)	(214,527)
Operating income (loss)	(257,093)	(105,020)	(711,471)	(275,649)
Other income (loss)
Interest income related party	25,413	22,500	53,364	50,238
Write down of intangible assets		-	-	-
Write of leasehold improvement		-	-	-
Loss on disposal of fixed assets		-	-	-
Gain on disposal of subsidiary		-	-	-
Net income (loss) for the period	(231,680)	(82,520)	(658,107)	(225,411)
Earnings (loss) per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of
common shares outstanding – basic and diluted	150,998,160	142,373,410	150,998,160	142,373,410
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Cash flows from (used in) operating activities
Net (loss) income for the year	(231,680)	(82,520)	(658,107)	(225,411)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229	7,229	14,458	14,458
- bad debt		-	-	-
- depreciation of fixed assets	4,813	3,567	9,999	7,580
- fixed asset write off		-	-
- share issuance for services		-	258,490
- imputed interest on related party loan	23,002	17,332	47,441	32,088
- accredited to convertible debenture	1,284	-	2,568	-
Changes in assets and liabilities:
- accounts receivable	(98)	-	(98)	-
- accounts payable and accrued liabilities	30,260	15,808	(1,389)	29,798
- deposits		-		-
- deferred revenue	(1,540)	(602)	(5,600)	(1,891)
- interest receivable	(17,055)	(22,500)	(32,094)	(45,000)
- loan receivable		11,757		-
- note receivable related party	(5,574)	-	(11,148)	(5,238)
- prepaid expenses	(2,500)	-		-
- player funds on deposit	710	(3,318)	(7,540)	(8,210)
- payroll deductions payable		-		-
	(191,150)	(53,247)	(383,020)	(201,826)
Cash flows from financing activities
Shares issued for cash	-	-		-
Proceeds from promissory note	50,000	-	50,000	-
Increase in due from a director	153,811	55,635	220,151	203,513
Proceeds from convertible debenture	-	-	125,000	-
	203,811	55,635	395,151	203,513
Foreign exchange gain (loss) on cash held in
foreign currency		-		-
Increase (decrease) in cash and cash equivalents	12,661	2,388	12,131	1,687
Cash, beginning of period	8,526	3,551	9,057	4,253
Cash (deficiency), end of period	$21,188	$5,939	$21,188	$5,939
Cash represented by:
Cash	$21,188	$5,939	$21,188	$5,939
Bank overdraft
	$21,188	$4,996	$21,188	$4,996
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Three months ended June 30, 2004 and 2003

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

(c)

Cash Equivalents

Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.  As at June 30, 2004, cash equivalents consist of cash with processors, totaling $21,188 (June 30, 2003 - $9,057).

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

(g)

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  Total advertising and promotion costs charged to expenses for the period ending June 30, 2004 is $280.00 (June 30, 2003 - $76,808).

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

As at June 30, 2004, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

(n)

Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 25,000 common shares that are outstanding at June 30, 2004 are anti-dilutive.

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

3.

Equipment

	June 30, 2004
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 12,549	$ 9,483
Computer hardware	96,864	45,165	55,891
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,432	2,942
Total	$ 130,737	$ 67,234	$ 63,503

	December 31, 2003
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 11,576	$ 9,982
Computer hardware	96,864	36,441	60,423
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,130	3,097
Total	$ 130,737	$ 57,235	$ 73,502

For the period ended June 30, 2004, depreciation expenses charged to general and administrative, were $9,999 (June 30, 2003 - $7,580).

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

4.

Intangible Assets   (continued)

The changes in the carrying amount of intellectual property as follows:

	June 30, 2004	Dec 31, 2003

Balance, beginning of year	$86,749	$115,665
Amortization	(14,458)	(28,916)

Balance, end of year	$72,291	$86,749

5.

Loans

(a)

Demand Loans Related Party

	June 30, 2004	Dec 31, 2003

Non-interest bearing and unsecured: - Jack Carley – related to a director and stockholder	$ 44,625	$ 44,625
- Mitch White – a director and stockholder	878,267	731,797
- Gordon Samson – a director	46,389	-
- Patrick Smyth	30,000	-
Total	$ 999,281	$ 779,129

(b)

Short-term Loan

	June 30, 2004	Dec 31, 2003
Interest at 10% per annum, on demand:
- RedRuth Ventures	$ 212,725	$212,725

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

(c)

Convertible debenture (continued)

Upon the issuance of the notes, the net proceeds ($125,000) received were allocated between the liability and equity components of the notes.  The liability component ($114,153) represents the present value of the notes discounted using the interest rate that would have been applicable to non-convertible debt.  The equity component ($10,847) represents the residual value of proceeds after allocated to the liability component.  Over the terms of the notes, the liability and the interest components are accreted to their face value.  As at June 30, 2004, the convertible debenture was $116,721.

(d)

Promissory Note

On April 8, 2004 the Company executed a Promissory Note (the “Note”) with the Holder, Cornell Capital Partners, LP for $50,000.00. The Note is secured pursuant to the prior Security Agreement dated January 28, 2004 between the Holder and the Company. The Holder is entitled to interest at the rate of twenty four percent (24%) per annum or the highest permitted by applicable law, if lower.

6.

Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010.  The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the “Purchaser”) totalling $517,613. As at December 31, 2002 the present value of the promissory note was $1,585,034 after calculating at the discount rate of 7% and accruing interest of 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000.  As at June 30, 2004, the present value of the promissory note was $1,617,134 after calculating at the discount rate of 7% and accruing interest of 5%.

Pursuant to a Marketing, Development and Distribution Agreement entered into on the same date, the Crediplay System was licensed back to the Company for a term of 15 years. A licensing fee payable will be calculated on Gross Earnings derived from the Crediplay System as follows:

2002	Gross Earnings x 20%
2003	Gross Earnings x 17%
2004	Gross Earnings x 15%
2005 to 2017	Gross Earnings x 10%

6.

Sale and License-back of Computer Software (continued)

As there have been only minor revenues for 2003 and 2004 due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) has been further guaranteed by the demand loan of $731,797 as at December 31, 2003 owed to Mitch White (See note 5(a)). This guarantee was executed at December 31, 2003 to ensure the note is further collateralized, as the note has not been paid down by revenues as contemplated in the exploitation and marketing agreements executed December 31, 2001 and filed on Edgar by Form 8-K on April 15, 2002.

The development costs of the Crediplay System expended by the Company amounted to approximately $1,273,406 of which $778,348 was expensed previously.  Management of the Company has estimated the $3,000,000 value based on the discounted future cash flow projection and the estimate provided by knowledgeable parties of the software.

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain as at December 31, 2001	$2,270,394
Recognized gain in 2002	(71,842)
Deferred gain as at December 31, 2002	$2,198,552
Recognized gain in 2003	(16,040)
Deferred gain as at December 31, 2003	$2,182,512
Recognized gain in 2004	(5,600)
Deferred gain as at June 30, 2004	$2,176,912

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

(c)

Stock Option

There was no stock options granted for the period ended June 30, 2004.

A summary of the stock option outstanding as at June 30, 2004 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2004, 2004	25,000	$1.00

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $1.00	25,000	2.17	$1.00

8.

Income Taxes

As at June 30, 2004 the Company has non-capital losses and undepreciated capital cost of approximately $2,320,000 and $62,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

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

9.

Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)

In the period ending June 30, 2004, the Company recorded an imputed interest of $47,441 (June 30, 2003 - $32,088) at an interest rate of 10% per annum on interest-free loan totaling $999,281 from directors and stockholders of the Company.

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

As at June 30, 2004 the related amounts have been recorded as a liability and due to directors.

(c)

See Note 5 and 6.

10.

Non-Cash Activities

(a)

In 2003, the management of the Company forgave $300,000 of the annual base salaries without recourse.  See Note 9 (b).

(b)

See Note 7 (a)

11.

Subsequent events

(a)

Standby Equity Distribution Agreement

An amended SB-2 was filed on May 6, 2004 to clear the standby equity distribution agreement.

An amended SB-2 was filed on June 6, 2004 to clear the standby equity distribution agreement.

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

12.

Geographic Information

All the Company’s operations and fixed assets are located in the U.S.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended June 30, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

In order for our Company to expand it's operations and realize profits from pay for play online video gaming we are actively signing up affiliate company’s and pursuing strategic acquisitions and partnerships that bring internet traffic and more games to be integrated into our existing suite of games. Sina.com as disseminated by news release dated May 4, 2004. Until we increase our Company's exposure and attract players to our website and/or complete strategic acquisitions and partnerships we cannot expect large volumes of players for our online pay for play video game.  Revenues will be derived from licensing fees from third parties that already have an established community and significant traffic to their web sites.

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

The Company had cash and cash equivalents of $21,188 at June 30, 2004 and a working capital deficit of $(1,574,699) with the deficiency arising primarily from $999,281 in loans from directors and accrued compensation for executives, compared to a working capital deficit of ($1,043,386) at June 30, 2003 to satisfy requirements for operations for the same period ending June 30, 2003. This reflects the continued commitment by management with an increase of advancing shareholder loans to cover the cost of operations.

During the six month period ended June 30, 2004, the Company used cash of $383,020 in operating activities compared to using $201,826 in the prior period ended June 30, 2003. This is a reflection of primarily three things; significant legal expenses and corporate finance fees incurred in connection with the equity financing being undertaken and consulting fees now being accrued if not paid.

Net cash provided by financing activities for the six month period ending June 30, 2004 was $395,151 for the period originating from further advances made by directors of the Company and a $125,000 convertible debenture provided by Cornell Capital LLP., and a $50,000 promissory note from Cornell Capital LLP., which compares to $203,513 in net cash provided to the Company for the same period in 2003.

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

As disclosed herein the Company concluded an underwriting in the first quarter with Cornell Capital LLP and the associated SB-2 was filed on March 1, 2004 and as amended on May 6, 2004 and June 6, 2004 on Edgar. Management believes with this financing and some material contracts executed as disseminated by News Release that the Company is in a position to positively impact fledgling revenues for 2003 and YTD 2004. As there have been only minor revenues for 2002 and 2003 due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) has been further guaranteed by the shareholder loan of Mitch White. This guarantee was executed at December 31, 2003 to ensure the note is further collateralized as no reductions have been made as contemplated in the agreements executed December 31, 2001 and filed on Edgar by Form 8-K on April 15, 2002.

The Company’s consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

Revenue

For the quarter ended June 2004 the Company generated revenue of $4,404, from operations. The same quarter period ending June 30, 2003 generated revenues of $7,874. Current revenues are now from a wide variety of affiliates and the company’s proprietary URL.

Sales and Marketing Expenses

Sales and marketing expenses for the three-month period ended June 30, 2004 were $5,050 offsetting a recapture of closed promotional accounts from the previous quarter in 2004. The same three-month period ended June 30, 2003 had an expenditure of $14,313 with various third parties marketing companies. These sales and marketing expenses included principally costs for marketing, co-brand advertising and keyword buys for our site and participation in trade shows.

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

General and Administrative expenses

General and administrative expenses consist primarily of contract personnel costs, legal and audit professional fees, insurance and other general corporate and office expenses, including accruing executive compensation for the three-month period ending June 30, 2004 of $113,072.  General and administrative expenses increased to $203,777 as a result for the three-month period ended June 30, 2004 from $56,019 for the same period ended June 30, 2003. This is an increase of $147,758 primarily due to the accrued compensation costs in order to retain top-level executives.

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

(a)

Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

On May 25, 2004 The Company filed a report on Form 8-K, Item 5 describing the relocation of the Company’s administrative office to 1304-925 West Georgia Street, Vancouver, BC. V6C 3L2.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated: August 12, 2004

Per:

/s/ Mitch White____________

  Mitch White CEO, and Director

  CERTIFICATIONS

I, Mitch White, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CYOP Systems International Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2004

                                        /s/ Mitch White

                                        Mitch White

                                        Chief Executive Officer

 CERTIFICATIONS

I, Gordon Samson, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CYOP Systems International Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2004

                                        /s/ Gordon Samson

                                        Gordon Samson

                                        Chief Financial Officer

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Mitch White, Chief Executive Officer and  Director and I, Gordon Samson, Chief Financial Officer,  Director and principal accounting officer of CYOP Systems International Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)         fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange

                Act of 1934, as amended, and

(i)

the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of CYOP Systems International Inc.

By:	/s/ Mitch White CEO and a member of the Board of Directors

By:	/s/ Gordon Samson CFO and a member of the Board of Directors (who also performs the function of principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to CYOP Systems International Inc., and will be retained by CYOP Systems International Inc., and furnished to the Securities and Exchange Commission or its staff upon request.