Form 10QSB
period 2004-09-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2004-11-09
CIK 1111698

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

154,123,160 common shares as at September 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

CYOP SYSTEMS INTERNATIONAL INCORORATED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of September 30, 2004 and December 31, 2003

Statement of Income for the period ended

September 30, 2004

Consolidated Statements of Cash Flows for the period ended

September 30, 2004

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

September 30, 2004

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Deficiency

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)
		September 30, 2004	December 31, 2003
ASSETS			(Audited)
Current
Cash and cash equivalents		$4,827	$9,057
Accounts receivable			-
Interest receivable		52,204	-
Prepaid expenses and deposit		3,129	2,500
Total current assets		60,160	11,557
Note receivable related party (Note 6)		1,622,769	1,605,986
Equipment (Note 3)		58,690	73,502
Intangible assets (Note 4)		65,062	86,749
Total assets		$1,806,681	$1,777,794
LIABILITIES
Current
Demand loans related party (Note 5a)		$1,137,706	$779,129
Accounts payable and accrued liabilities		189,029	211,714
Convertible debenture (Note 5c)		108,784	-
Player funds on deposit		42,283	49,067
Promissory note		50,000	-
Short-term loan (Note 5b)		212,725	212,725
Total current liabilities		1,740,528	1,252,635
Deferred revenue (Note 6)		2,175,468	2,182,512
Total Liabilities		3,915,996	3,435,147

Nature and continuance of operations (Note 1)

STOCKHOLDERS' (DEFICIENCY)
Share capital
Authorized:
500,000,000	shares of common stock with a par value
	of $0.00002 per share
Issued, allotted and outstanding:
154,123,160	shares of common stock	3,083	2,860
Additional paid-in capital		1,045,966	695,464
Deficit accumulated		(3,158,364)	(2,355,677)
Total stockholders' (deficiency)		(2,109,315)	(1,657,353)
Total liabilities and stockholders' (deficiency)		$1,806,681	$1,777,794
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Stockholders' Deficiency
Nine Months ended September 30, 2004						Page 1of 1
(Unaudited)
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	Holders'
	Shares	Amount	Capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2003	142,973,410	2,860	695,464		(2,355,678)	-	(1,657,354)

Shares issued for legal services at $0.04 per
share on January 27, 2004	212,250	4	8,485		-	-	8,489

Shares issued for corporate finance fee at $0.032 per
share on January 27, 2004	7,500,000	150	239,850				240,000

Shares issued for escrow agent services at $0.032 per
share on January 27, 2004	312,500	6	9,994				10,000

Shares issued to Cornell Capital at $0.0032 per share	3,125,000	63	9,937				10,000
On September 9, 2004

Equity component of convertible debenture			9,979				9,979

Imputed interest on loan due to a related party	-	-	72,257		-	-	72,257

Components of comprehensive income

- net income (loss) for the period	-	-	-	(802,686)	(802,686)	-	(802,686)

Comprehensive income (loss)				$(802,686)

Balance, September 30, 2004	154,123,160	$3,083	$1,045,966		$(3,158,364)	$-	$(2,109,315)
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Revenue
License fees	-	-	-	-
Service fees	2,608	4,030	12,732	23,656
Sale – Crediplay – related party (Note 6)	1,444	350	7,044	2,241
Ad sales	-	-	-	-
Banking fees	68	86	340	951
	4,120	4,466	20,116	26,848
Cost of sales	16,322	37,702	79,001	121,686

Gross profit (loss)	(12,202)	(33,236)	(58,885)	(94,838)

Sales and Marketing expenses	-	-	-	-

General and administrative expenses
Accounting and audit	(1,200)	(4,990)	(23,338)	(635)
Advertising and promotion expenses	-	(1,796)	(280)	(78,604)
Amortization of intangible assets	(7,229)	(7,229)	(21,687)	(21,687)
Bad debt	-	-	-	(12,189)
Bank charges and interest	(8,406)	(348)	(20,237)	(1,649)
Contractors and consultants fees	(99,428)	-	(300,500)	(32,700)
Corporate finance fees	-	-	(262,500)	-
Depreciation of fixed assets	(4,813)	(3,480)	(14,812)	(11,060)
Filing fees	(90)	(300)	(4,093)	(4,354)
Foreign exchange (gain) loss	-	-	-	(66)
Imputed interest expense – related party	(24,816)	(18,262)	(72,257)	(50,351)
Legal and other professional fees	(7,988)	(817)	(69,029)	(11,700)
Office and miscellaneous	(808)	(41)	(5,854)	(3,164)
Rent	(996)	(487)	(2,332)	(8,599)
Salaries and benefits	-	-	(8,043)	-
Telephone and bandwidth	(4,958)	(7,048)	(20,558)	(20,383)
Travel	-	(90)	-	(2,274)
	(160,732)	(44,888)	(825,520)	(259,415)
Operating income (loss)	(172,934)	(78,124)	(884,405)	(354,253)
Other income (loss)
Interest income related party	28,354	22,500	81,718	72,738
Write down of intangible assets	-	-	-	-
Write of leasehold improvement	-	-	-	-
Loss on disposal of fixed assets	-	-	-	-
Gain on disposal of subsidiary	-	-	-	-
Net income (loss) for the period	(144,580)	(55,624)	(802,687)	(281,515)
Earnings (loss) per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of
common shares outstanding – basic and diluted	151,711,475	142,973,410	150,446,907	142,973,410
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
& SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from (used in) operating activities
Net (loss) income for the year	(144,580)	(55,624)	(802,687)	(281,515)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229	7,229	21,687	21,687
- bad debt	-	-	-	-
- depreciation of fixed assets	4,813	3,480	14,812	11,060
- fixed asset write off	-	-	-	-
- share issuance for services	-	-	258,490	-
- imputed interest on related party loan	24,816	18,262	72,257	50,351
- accredited to convertible debenture	1,195	-	3,763	-
Changes in assets and liabilities:
- accounts receivable	98	-	-	-
- accounts payable and accrued liabilities	(21,295)	30,320	(22,685)	60,598
- deferred revenue	(1,444)	(350)	(7,044)	(2,241)
- interest receivable	(20,110)	(22,500)	(52,204)	(67,500)
- loan receivable	-	-	-	-
- note receivable related party	(5,635)	-	(16,783)	(5,238)
- prepaid expenses	(629)	(1,538)	(629)	(1,538)
- player funds on deposit	757	(1,673)	(6,784)	(9,883)
	(154,786)	(22,394)	(537,806)	(224,219)
Cash flows from financing activities
Shares issued for cash	-	-	-	-
Proceeds from promissory note	-	-	50,000	-
Increase in due from a director	138,425	20,809	358,576	224,322
Proceeds from convertible debenture	-	-	125,000
	138,425	20,809	533,576	224,322
Foreign exchange gain (loss) on cash held in
foreign currency
Increase (decrease) in cash and cash equivalents	(16,361)	(1,584)	(4,230)	102
Cash, beginning of period	21,188	5,939	9,057	4,253
Cash (deficiency), end of period	$4,827	$4,355	$4,827	$4,355
Cash represented by:
Cash	$1,698	$1,422	$1,698	$1,422
Cash with processors	3,129	2,933	3,129	2,933
	$4,827	$4,355	$4,827	$4,355
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2004 and 2003

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

Nine months ended September 30, 2004 and 2003

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

(c)

Cash Equivalents

Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.  As at September 30, 2004, cash equivalents consist of cash with processors, totaling $3,129 (September 30, 2003 - $2,933).

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

Nine months ended September 30, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(f)

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred.

(g)

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  Total advertising and promotion costs charged to expenses for the period ending September 30, 2004 is $280.00 (September 30, 2003 - $78,604).

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

Nine months ended September 30, 2004 and 2003

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

Nine months ended September 30, 2004 and 2003

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

As at September 30, 2004, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

(n)

Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 25,000 common shares that are outstanding at September 30, 2004 are anti-dilutive.

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

Nine months ended September 30, 2004 and 2003

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

Nine months ended September 30, 2004 and 2003

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

3.

Equipment

	September 30, 2004
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 13,023	$ 8,535
Computer hardware	96,864	49,357	47,507
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,579	2,648
Total	$ 130,737	$ 72,047	$ 58,690

	December 31, 2003
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 11,576	$ 9,982
Computer hardware	96,864	36,441	60,423
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,130	3,097
Total	$ 130,737	$ 57,235	$ 73,502

For the period ended September 30, 2004, depreciation expenses charged to general and administrative, were $14,812 (September 30, 2003 - $11,060).

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2004 and 2003

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

4.

Intangible Assets   (continued)

The changes in the carrying amount of intellectual property as follows:

	September 30, 2004	Dec 31, 2003

Balance, beginning of year	$86,749	$115,665
Amortization	(21,687)	(28,916)

Balance, end of year	$65,062	$86,749

5.

Loans

(a)

Demand Loans Related Party

	September 30, 2004	Dec 31, 2003

Non-interest bearing and unsecured: - Jack Carley – related to a director and stockholder	$ 44,625	$ 44,625
- Mitch White – a director and stockholder	969,888	731,797
- Gordon Samson – a director	78,193	2,707
- Patrick Smyth	45,000	-
Total	$ 1,137,706	$ 779,129

(b)

Short-term Loan

	September 30, 2004	Dec 31, 2003
Interest at 10% per annum, on demand:
- RedRuth Ventures	$ 212,725	$212,725

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

(c)

Convertible debenture (continued)

Upon the issuance of the notes, the net proceeds ($125,000) received were allocated between the liability and equity components of the notes.  On September 9, 2004 Cornell Capital LLP exercised their right to draw 3,125,000 common shares at $0.0032 per common share for a pay down of $10,000 on the debenture. The liability component ($108,784) represents the present value of the notes discounted using the interest rate that would have been applicable to non-convertible debt and accrued interest.  The equity component ($9,979) represents the residual value of proceeds after allocated to the liability component.  Over the terms of the notes, the liability and the interest components are accreted to their face value.

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

6.

Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010.  The promissory note is secured through a first priority lien and security interest in the Crediplay System. As at December 31, 2002 the present value of the promissory note was $1,585,034 after calculating at the discount rate of 7% and accruing interest of 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000.  As at September 30, 2004, the present value of the promissory note was $1,622,769 after calculating at the discount rate of 7% and accruing interest of 5%.

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

Nine months ended September 30, 2004 and 2003

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

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain as at December 31, 2001	$2,270,394
Recognized gain in 2002	(71,842)
Deferred gain as at December 31, 2002	$2,198,552
Recognized gain in 2003	(16,040)
Deferred gain as at December 31, 2003	$2,182,512
Recognized gain in 2004	(7,044)
Deferred gain as at September 30, 2004	$2,175,468

The deferred gain is amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

7.

Stockholders’ Equity (Deficit)

Issuance of Common Shares

During the period, the Company issued 7,500,000 shares to Cornell Capital LLP as a corporate finance fee and 312,500 to Newbridge Securities Corp as an escrow agent fee in connection with the Standby equity underwriting agreement for financing as originally filed on the Company’s SB-2 on March 1, 2004. These shares were issued at $0.032 per share. Additionally per an S-8 filed on October 29, 2003 for legal services 212,500 shares were issued for legal services at $0.04 per share.  A further 3,125,000 common shares were issued to Cornell Capital at $0.0032 per share paying down the convertible debenture by $10,000.00.

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

(c)

Stock Option

There was no stock options granted for the period ended September 30, 2004.

A summary of the stock option outstanding as at September 30, 2004 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at September 30, 2004,	25,000	$1.00

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 - $1.00	25,000	1.67	$1.00

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Nine months ended September 30, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

8.

Income Taxes

As at September 30, 2004 the Company has non-capital losses and undepreciated capital cost of approximately $2,112,000 and $58,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2004	2003
Undepreciated capital cost of capital assets over their net book value	$ 19,000	$ 20,000
Estimated tax loss carryforward	715,000	650,00
Less: valuation allowance	(734,000)	(670,000)
	-	-

The valuation allowance reflects the realization of the tax assets is unlikely.

9.

Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)

In the period ending September 30, 2004, the Company recorded an imputed interest of $72,257 (September 30, 2003 - $50,351) at an interest rate of 10% per annum on interest-free loan totaling $1,137,706 from directors and stockholders of the Company.

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

As at September 30, 2004 the related amounts have been recorded as a liability and due to directors.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended September 30, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Liquidity and Capital Resources

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations. As a result, the Company is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. The Company has secured a source of capital funding, as an equity funding with regulatory clearance of the SB-2 registration statement granted with the August 12, 2004 filing of the SB-2/A.

The Company had cash and cash equivalents of $4,827 at September 30, 2004 and a working capital deficit of $(1,680,368) with the deficiency arising primarily from $1,137,706 in loans from directors and accrued compensation for executives, compared to a working capital deficit of ($1,070,869) at September 30, 2003 to satisfy requirements for operations for the same period ending September 30, 2003. This reflects the continued commitment by management with an increase of advancing shareholder loans to cover the cost of operations.

During the nine month period ended September 30, 2004, the Company used cash of $537,806 in operating activities compared to using $224,219 in the prior period ended September 30, 2003. This is a reflection of primarily three things; significant legal expenses and corporate finance fees incurred in connection with the equity financing being undertaken and consulting fees now being accrued if not paid.

Net cash provided by financing activities for the nine month period ending September 30, 2004 was $533,576 for the period originating from further advances made by directors of the Company and a $125,000 convertible debenture provided by Cornell Capital LLP., and a $50,000 promissory note from Cornell Capital LLP., which compares to $224,322 in net cash provided to the Company for the same period in 2003.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible partnerships and/or acquisition of complementary businesses, products and technologies. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the fourth quarter of 2004, and are substantially dependent on the equity financing and interim funding from our Chairman and CEO to continue operations.

As disclosed herein the Company concluded an underwriting in the first quarter with Cornell Capital LLP and the associated SB-2 was filed on March 1, 2004 and as amended on May 6, 2004, June 22, 2004, and August 5, 11, 12 and 16, 2004 on Edgar.

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

Results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

Revenue

For the quarter ended September 2004 the Company generated revenue of $4,120, from operations. The same quarter period ending September 30, 2003 generated revenues of $4,466. Current revenues are now from a wide variety of affiliates and the company’s proprietary URL.

Cost of Sales

Cost of Sales for the three-month period ended September 30, 2004 was $16,322 and for the same three-month period ended September 30, 2003 $37,702 all with various third parties marketing companies. This cost of sales is primarily sales and marketing expenses for co-brand advertising and keyword buys for our site and participation in trade shows.

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

General and Administrative expenses

General and administrative expenses consist primarily of contract personnel costs, legal and audit professional fees, insurance and other general corporate and office expenses, including accruing executive compensation for the three-month period ending September 30, 2004 of $99,428.  General and administrative expenses increased to $160,732 for the three-month period ended September 30, 2004 from $44,888 for the same period ended September 30, 2003. This is an increase of $115,844 primarily due to the accrued compensation costs in order to retain top-level executives.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support the business.

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties.  Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion and Analysis or Plan of Operations" the timing and expected profitable results of sales and the need for additional financing.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 31.1 Rule 13(a) – 14(a)/15(d) – 14(a) Certification

Exhibit 32.1 Section 1350 Certifications

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated: October 30, 2004

Per:

/s/ Mitch White____________

  Mitch White CEO, and Director

Rule 13a – 14(a)/15(d) – 14(a)

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

Date: October 30, 2004

                                        /s/ Mitch White

                                        Mitch White

                                        Chief Executive Officer

Rule 13a – 14(a)/15(d) – 14(a)

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

Date: October 30, 2004

                                        /s/ Gordon Samson

                                        Gordon Samson

                                        Chief Financial Officer

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Mitch White, Chief Executive Officer and  Director of CYOP Systems International Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)         fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange

                Act of 1934, as amended, and

(ii)

the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of CYOP Systems International Inc.

By:	/s/ Mitch White CEO and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to CYOP Systems International Inc., and will be retained by CYOP Systems International Inc., and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF FiINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Gordon Samson, Chief Financial Officer,  Director and principal accounting officer of CYOP Systems International Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)         fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange

                Act of 1934, as amended, and

(iii)

the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of CYOP Systems International Inc.

By:	/s/ Gordon Samson CFO and a member of the Board of Directors (who also performs the function of principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to CYOP Systems International Inc., and will be retained by CYOP Systems International Inc., and furnished to the Securities and Exchange Commission or its staff upon request.