Form 10KSB
period 2004-12-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2005-04-14
CIK 1111698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222927

(I.R.S. Employer Identification Number)

Unit A

149 South Reeves Drive

Beverly Hills, California

90212

(Address of principal executive offices)

(310) 248-4860

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

[ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,000,000 based on the closing trade reported on the OTC BB. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such person may be considered to be affiliated with the Company. As of February 28, 2005, the number of shares outstanding of the registrant's Common Stock was 318,498,160.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

Item 1.  Business

CYOP Systems develops and distributes financial transaction platforms.  The branded platform is CrediPlay.  The Company licenses the software to gaming communities and portals to offer additional revenue sources through pay-for-play tournaments of skill and markets the company’s proprietary site www.skillarcade.com.  A player’s fee is charged every time a tournament or game is played.  This fee is disbursed to the game developer or publisher who owns the game being played, the server operator (portal) who runs the tournament and CYOP, the transaction processor.

Collecting and processing fees through financial institutions and disbursing funds through a revenue sharing model to vertical channel partners in this manner creates market opportunity through revenue sharing and reducing upfront investment costs in a vertically integrated marketing channel.

1.

CYOP also owns and operate a proprietary gaming community, www.skillarcade.com, which was launched in the beginning of September 2002.  SkillArcade.com is an online games destination where people play popular skill-based games against other players and compete in tournaments to win real money prizes. CYOP provides games from such publishers as ATARI.

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

This business model is predicated on licensing the software to online communities, wireless networks and portals with high traffic bases.  Games are either built in-house or licensed from developers and publishers.   A player’s fee is charged every time a tournament is played.  This fee is disbursed to the game developer or publisher who owns the game being played, the server operator (portal) who runs the tournament and CYOP, the transaction processor.  The Company also licenses gaming software on an  annual fee basis, and only pays a percentage to these types of game developers at pre-determined thresholds of revenue generated.

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

Our network is organized to generate two core revenue streams: pay-for-play network maintenance fees, and credit card processing fees.  The crediplay network is operational.  To date, a minimal amount of money has been spent marketing our products and services.  Accordingly, traffic to our site has been limited.  A breakdown of our revenue to date by core revenue stream is provided below.

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

6.

The portals need new revenue sources.

Asia/Europe

The opportunity to develop a gaming portal exists in the emerging markets of Asia and Europe.  Marketing to these relatively under-developed areas of the e-commerce world costs a fragment of the same in North America.  China, Taiwan and Korea are being made a priority as they have a high proportion of gamers, strong Internet growth and readily disposable income.  Europe continues to increase in online numbers and the Company has recently localized the software into German, French and Italian. Furthermore, the Company has partner with Vertical Portals in Europe to increase its exposure.

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

Industry Players

Console Developers

The video game industry has some giants that are a dominant force in the marketplace.  Microsoft has entered the console market with its Xbox and along with Sony, has  become the dominant player in the next few years.

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

Management

While our management has signed agreements they are under no contractual obligation to remain with us and their departure could cause our business to fail. Our directors and our officers have varied business interests and are working for other companies from time to time. Members of management have signed written employment agreements with us only as at January 1, 2003 and have deferred fees as we have not been able to afford to pay management members.  As at January 2004, these fees will be accrued or paid out to ensure management devotes necessary time and energy to the Company.

Competition

Our competitive position in the on-line pay for play video gaming industry is dependent on our ability to market our system and acquire traffic and affiliates. Even though we believe our system is world class for delivering pay for play games online, it is possible we could receive intense competition from better financed companies with in-house software development capabilities who are able to offer online pay for play video games.

Financing

We are highly dependent upon our management for financing our software development and ongoing operations. We were cleared by the Securities exchange Commission (“SEC”) and National Association of Securities Dealers (“NASD”) in September 2002 to have our securities quoted in the OTC BB. We have just begun earning revenues (“NMF”) through the use of our pay for play software. While we have been and continue to be dependent upon management for loans to our company to fund our operations. The Company in December 2003 negotiated a financing with Cornell Capital LP of up to five million dollars ($5,000,000). The financing is based on a draw-down and the purchase price is set at 98% of the Market Price. This is completed in the fall of 2004. Online pay for play video gaming is attracting the interest of large well financed potential competitors. Our common shares are quoted on the OTC BB. Persons who acquire our common shares have limited liquidity or opportunity to sell their shares and may not be able to recover any funds, which have been invested in our common shares. Our common shares fall within the definition of a penny stock. All transactions involving our shares will be subject to special rules established by the Securities and Exchange Commission which require brokers and dealers to complete due diligence on penny stocks being acquired on behalf of clients. These requirements are onerous and may make an investment in penny stocks less appealing to certain investors, which could affect your ability to sell our common shares.

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

Dilutive Effect of Future Sales of Securities

Future sales of substantial amounts of CYOP’s Common stock in the public market could adversely affect the market price of the Common stock and shareholders could experience dilution in their stock ownership of the Company and in the value of their shares. Dilution is a reduction in the value of the holder’s investment measured by the difference between the purchase price of the shares of the Common stock and the net tangible book value of the shares after the purchase takes place. As at December 31, 2004 there were 231,103,355 shares of Common stock issued, 181,103,355 outstanding.

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

Future Capital Needs

CYOP has capital requirements for such applications as geographical expansion, marketing and advertising, development of new applications, expansion and upgrading of infrastructure and completing joint venture agreements with potential European and Asian partners. CYOP may not be successful in generating sufficient cash from operations for those purposes and will need to utilize additional equity capital. Failure to generate sufficient cash flows may require CYOP to revise, delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult to respond to competitive pressures, any of which could have a material adverse effect on CYOP’s business, results of operations and financial condition.

Item 2.  Properties

At December 31, 2004 we maintained an office at Unit A , 149 South Reeves Drive, Beverly Hills, California.  This is office space is provided free of charge by one of our Directors. Monthly lease payments on this office space are zero. These facilities are temporary until our revenue exceeds our expenses. All our infrastructure and equipment is located in the Westin Building in Seattle, Washington on a co-location agreement for $1,500.00 per month.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2004 annual general meeting is scheduled to be held Thursday June 30, 2005, at Unit A 149 South Reeves Drive, Beverly Hills, California at 10:00 a.m.  The Company's security holders will be requested to confirm directors, to appoint the Company's auditors for the 2004/2005 fiscal years and to ratify all actions taken by the officers and directors of the Company of the preceding year.  No other business is expected to be brought before the Company's shareholders at the 2004 annual general meeting.  The Company's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

Item 5.  Market for Registrant’s Equity and Related Stockholder Matters snd Issuer Purchases of Equity Securities

CYOP’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “CYOS”. The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last two years.

	HIGH BID	LOW BID
2004
Quarter Ended March 31, 2004	$0.050	$0.025
Quarter Ended June 30, 2004	$0.038	$0.018
Quarter Ended September 30, 2004	$0.018	$0.002
Quarter Ended December 31, 2004	$0.005	$0.001
2003
Quarter Ended March 31, 2003	$0.07	$0.01
Quarter Ended June 30, 2003	$0.01	$0.01
Quarter Ended September 30, 2003	$0.07	$0.01
Quarter Ended December 31, 2003	$0.10	$0.03

Holders Of Common Equity

At December 31, 2004 there were approximately 175 registered shareholders holding 231,103,355 of record of our issued common shares. There are no warrants and 25,000 options to purchase additional common shares of the Company.

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

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8, with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with other financial data included elsewhere in this Form 10-KSB. The consolidated statement of operations data for the year ended December 31, 2004 and the year ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by  De Leon & Company, Public Accountants and Moore Stephens Ellis Foster Ltd., Chartered Accountants.

The independent auditors’ report appearing elsewhere in this document contain disclosures that the Company’s losses and negative cash flows from operations raise concern about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

             Year Ended December 31

	2004	2003
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue	$ 24,781	$ 46,133
Cost of revenue	95,697	87,226
	-----------------------------	----------------------------
Gross profit	(70,916)	(41,093)
Operating expenses	(929,961)	(809,885)
Interest expense	123,657	24,379
	-----------------------------	----------------------------
Net loss	$ (1,049,505)	$ (764,405)
	=================	================
Basic and diluted loss per share	$ (0.007)	$ (0.05)
	-----------------------------	----------------------------
Weighted average common shares outstanding	154,426,228	142,463,870
	=================	================

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents	$ 7,337	$ 9,057
Working capital (deficit)	(1,945,453)	(1,241,078)
Total assets	1,840,521	1,777,794
Total liabilities	4,179,110	3,435,147
Total stockholders’ equity	(2,338,589)	(1,657,353)
	-----------------------------	----------------------------

Item 7.  Management’s discussion and analysis of Financial Condition and Results of Operations

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

Overview

We have been primarily focused on developing channel partners and exploiting opportunities to drive traffic to our site.  Management has financed most of our operations to date along with Cornell Capital Partners LLP.  However, management is not under any contractual obligation to provide continued funding.  We will spend approximately $1 million in the next 12 months to maintain current operations at our current expenditure rate; not including any marketing initiatives or expansion plans. Additional funds in the amount of $1.5 million will be required for a complete launch of the Crediplay system including a full marketing budget. Executive and key personnel have executed management contracts; however fees and salaries have been accrued by the Company. To ensure retention of executive and key personnel the Company will again be paying fees and salaries or accruing them as necessary for 2005.

We anticipate contracting additional human resources as required during the next 12 months.  We do not expect to acquire any material physical assets or significant equipment in the next 12 months.  We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

We launched our first pay-for-play online video game, Urban Mercenary in February 2001.  Recently we have begun distributing downloadable and streaming games from Atari thru an agreement with Atari Asia Pacific Pty. Ltd. (NASDAQ:ATAR). Merchant processing is done by Banner Bank.

In September 2002, we launched a suite of free and “pay for play” games including card, strategy, arcade, sports and multiplayer games, terminating our licensing contract with Bingo.com. Our proprietary site www.skillarcade.com as at December 31, 2004 has about 275,000 members, 250 affiliate sites and has processed since inception approximately 3.5 million transactions.

In order for our Company to expand its operations and realize profits from pay for play online video gaming a number of additional steps must be taken.  We must continue to maintain and upgrade our software programs and our website.  This is an ongoing month-to-month responsibility. Funds for this ongoing software maintenance have been budgeted, and are being loaned to our Company by management.  In the future, the funds required for ongoing software maintenance will come from our equity financing or revenue from licensing fees or system maintenance fees from pay for play video gaming.  Secondly, to increase our Company's exposure and attract players to our website we will be required to complete a full marketing launch of the Crediplay system.  We anticipate that this marketing launch will cost approximately $1.5 million.  Until we complete a marketing launch we cannot expect large volumes of players for our online pay for play video game.  Revenues will be derived from licensing fees from third parties.

Results of Operations

Revenue

Revenue decreased to $24,781 in 2004. This decrease is a result of limited marketing and the management time expended in closing the SEDA (“Standby Equity Distribution Agreement”) with Cornell Capital Partners LLP.

Cost of Revenue

The Company recorded cost of revenue of $95,697 during the year ended December 31, 2004 and $87,226 during the year ended December 31, 2003. This increase is reflective of a number of things including a decrease in games licensing costs, coupled with a material expenditure in excess of $50,000 in game development costs and site translation costs.

Sales and Marketing expenses

Sales and marketing expenses decreased to $0.00 for the year ended December 31, 2004 from $129,804 for the year ended December 31, 2003. This is a result of a management decision to try various methods of driving traffic to the proprietary site www.skillarcade.com without significant expenditures in third party advertising campaigns. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our site and participation in trade shows.

We expect to again increase sales and marketing expenses to further our efforts to increase traffic to our Web portal and develop licensee opportunities with gaming portals. These costs will include commissions, salaries, advertising, and other promotional expenses intended to increase traffic to licensees and improve revenue. There can be no assurances that these expenditures will result in increased traffic or significant new revenue sources.

General and Administrative expenses

General and administrative expenses consist primarily of contract personnel costs, rent for the Company's office, legal and audit professional fees, insurance and other general corporate and office expenses, including $317,392 in corporate finance fees to Cornell Capital Partners LLP. This fee was settled with issuance of the Company’s stock. General and administrative expenses decreased to $201,695 for the year ended December 31, 2004 from $298,762 for the year ended December 31, 2003. General and administrative expenses decreased primarily from the limiting of operations and focus on the SEDA financing and the non-cash expense to Cornell Capital Partners LLP. General and admin costs also included a significant increase in associated legal fees from clearing the SB-2 and a non-cash expense increase in imputed interest attributed to management loans to the company. Unpaid Management fees of $306,693 have been accrued.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support the business.

Interest expense

Imputed interest expense decreased to $72,257 in 2004 from $74,925 in 2003 from demand loans from related parties. This is a result of loans to the Company from shareholders and directors accruing interest at 5% per annum as at October 1, 2004. Bank charges and interest increased, reflecting the interest costs of a convertible debenture and promissory note from Cornell Capital Partners LLP and the above mentioned loans. Interest expense increased to $123,657 in 2004.

Loss per share and net loss

The Company ended the year with a net loss of ($1,049,505) in 2004, compared to ($764,405) in 2003. The net loss position for 2003 includes a non cash expense of $300,000 in forgiven management fees and reflects a ($0.05) per share loss compared to the 2004 per share loss of ($0.07).

Liquidity and capital resources

While the Company now has access to a source of financing, management has utilized the SEDA only when necessary to fund operations. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations.

The Company had cash and cash equivalents of $7,337 and a working capital deficiency of ($1,945,453) at December 31, 2004. This compares to cash and cash equivalents of $9,057 and working capital deficiency of ($1,241,078) at December 31, 2003. This reflects the continued commitment by management with an increase of advancing shareholder loans and initial funding from Cornell Capital LLP in the form of promissory notes and a convertible debenture to cover the cost of operations.

During the year ended December 31, 2004, the Company used cash of $601,301 in operating activities compared to using $302,087 in the prior year. The 2004 use is adjusted for a note assignment for the discounted value of $1,605,986 in consideration of $1,800,000 in restricted stock of an affiliated company.  (see Form 8-k filed December 13, 2004).

Net cash provided by financing activities was $638,564 in 2004, which compares to $306,891 in 2003. During the year ended December 31, 2004, $100,000 in promissory notes were granted by Cornell Capital Partners LLP and a $125,000 convertible debenture of which $70,000.00 remained outstanding at December 31, 2004.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2005, and are substantially dependent on the equity financing and interim funding from our Chairman and CEO to continue operations.

As disclosed herein the Company concluded an underwriting in the first quarter with Cornell Capital LLP and the associated SB-2 was filed on March 1, 2004 on Edgar and cleared on August 8, 2004. Management believes with this financing and some material contracts executed in the first quarter of 2005 that the Company is in a position to positively impact fledgling revenues for 2005 and 2006. As there have been only minor revenues for 2004 and 2003 due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) (discounted to $1,605,739)  that was additionally  guaranteed by the shareholder loan of Mitch White was assigned to an affiliated company. The original marketing and licensing and exploitation agreement (Filed on Form 8-K on April 15, 2002) anticipated the promissory note to be paid down from generated revenues. To date this has not occurred due to lack of revenues. Consequently an agreement was reached exchanging the note for 25 million shares of Gaming Transactions Inc (“GGTS”) a pink sheet issuer at a deemed price of $0.075 per share. As at December 2004 this stock was thinly traded.

The auditors' report on the Company's December 31, 2004 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures about market risk

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at December 31, 2004 is not materially different from their carrying value.

To December 31, 2004, substantially all revenues are incurred In United States dollars and cash costs have been realized in both United States dollars and in Canadian dollars and as such, are subject to material foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

Item 8.  Financial Statements

The financial statements of the Company and related schedules described under “Item 15. Financial Statements and Financial Statement Schedules” are included following this page.

  CYOP SYSTEMS INTERNATIONAL

        INCORPORATED

                                    Consolidated Financial Statements

(Expressed in U.S. Dollars)

                                    December 31, 2004 and 2003

                                      Index

                                   Report of Independent Registered Public Accounting Firms

                                   Consolidated Balance Sheets

Consolidated Statement of Stockholders’ Deficiency

                                   Consolidated Statements of Operations

                                   Consolidated Statements of Cash Flows

                                   Notes to Consolidated Financial Statements

DE LEON & COMPANY, P.A.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of CYOP Systems International Incorporated and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CYOP Systems International Incorporated and Subsidiary as of December 31, 2003, were audited by other auditors whose report dated March 12, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph describing a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for  the  year ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and a net  capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

March 25, 2005

MOORE STEPHENS

ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 737-8117  Facsimile: (604) 714-5916

REPORT OF INDEPENDENT RIGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CYOP SYSTEMS INTERNATIONAL INCORPORATED

We have audited the consolidated balance sheet of CYOP Systems International Incorporated (“the Company”) as at December 31, 2003, the related consolidated statements of stockholders’ deficiency and the consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada

“MOORE STEPHENS ELLIS FOSTER”

March 12, 2004

Chartered Accountants

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
December 31, 2004 and 2003
(Expressed in U.S. Dollars)
		2004	2003
ASSETS
Current
Cash and cash equivalents		$7,337	$9,057
Accounts receivable		50.058	-
Prepaid expenses and deposit		2,440	2,500
Total current assets		59,835	11,557
Note receivable related party		-	1,605,986
Fixed assets		54,568	73,502
Investment in equity – method investee		1,668,285	-
Intangible assets		57,833	86,749
Total assets		$1,840,521	$1,777,794
LIABILITIES
Current
Demand loans related party		$1,289,620	$779,129
Accounts payable and accrued liabilities		288,785	211,714
Convertible debenture		70,000	-
Player funds on deposit		44,158	49,067
Short-term loan		212,725	212,725
Promissory note		100,000	-
Total current liabilities		2,005,288	1,252,635
Deferred revenue		2,173,822	2,182,512
Total Liabilities		4,179,110	3,435,147

Nature and continuance of operations

STOCKHOLDERS' DEFICIENCY
Share capital
Authorized:
500,000,000	shares of common stock with a par value
	of $0.00002 per share
Issued, allotted and outstanding:
181,103,355	shares of common stock (2003 - 142,973,160)	3,623	2,860
Additional paid-in capital		1,062,970	695,464
Deficit accumulated		(3,405,182)	(2,355,677)
Total stockholders' deficiency		(2,338,589)	(1,657,353)
Total liabilities and stockholders' deficiency		$1,840,521	$1,777,794
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2004 and 2003					Page 1 of3
(Expressed in U.S. Dollars)

					Total
			Additional		Stock-
	Common stock		paid-in	Deficit	Holders'
	Shares	Amount	Capital	accumulated	(deficiency)

Balance, December 31, 2002	142,373,410	2,848	284,551	(1,591,272)	(1,303,873)

Shares issued for capital equipment at $0.06 per
share on September 30, 2003	600,000	12	35,988	-	36,000

Imputed interest on loan due to a related party	-	-	74,925	-	74,925

Management fees forgiven			300,000		300,000

Components of comprehensive income
- foreign currency translation adjustment	-	-	-	-

- net income for the year	-	-	-	(764,405)	(764,405)

Comprehensive income (loss)

Balance, December 31, 2003	142,973,410	$2,860	$695,464	$(2,355,677)	$(1,657,353)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2004 and 2003					Page 2 of3
(Expressed in U.S. Dollars)

						Total
			Additional			Stock-
	Common stock		paid-in	Deficit		holders'
	Shares	Amount	capital	accumulated		(deficiency)

Balance, December 31, 2003	142,973,160	2,860	695,464	(2,355,677)	-	(1,657,353)

Shares issued for legal services at $0.03995 per share	212,500	4	7,434	-	-	7,438
on January 27, 2004

Shares issued for corporate finance fees at $0.032 per	7,500,000	150	262,350	-	-	262,500
share on January 27, 2004

Shares issued for escrow agent services at $0.032 per	312,500	6	10,931	-	-	10,937
share on January 27, 2004

Shares issued to Cornell Capital at $0.0032 per share	3,125,000	63	12,437	-	-	12,500
on September 9, 2004

Shares issued to Cornell Capital at $0.0011 per share	4,545,454	91	11,273	-	-	11,364
on November 5, 2004

Shares issued to Cornell Capital at $0.0015 per share	3,333,333	67	7,266	-	-	7,333
on November 10, 2004

Shares issued to Cornell Capital at $0.0013 per share	3,846,154	77	8,385	-	-	8,462
on November 16, 2004
	-
Shares issued to Cornell Capital at $0.00185 per share	5,405,405	108	16,108	-	-	16,216
on November 23, 2004

Balance, December 31, 2003	171,253,506	$3,426	$1,031,648	$(2,355,677)		$(1,320,603)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2004 and 2003					Page 3 of3
(Expressed in U.S. Dollars)

					Total
			Additional		Stock-
	Common stock		paid-in	Deficit	Holders'
	Shares	Amount	capital	accumulated	(deficiency)

(continued from page 1)

Balance, Forward	171,253,506	3,426	1,031,648	(2,355,677)	(1,320,603)

Shares issued to Cornell Capital at $0.00185 per share	5,405,405	108	17,189	-	17,297
on November 30, 2004

Shares issued to Cornell Capital at $0.00185 per share	4,444,444	89	14,133	-	14,222
on November 30, 2004

net loss for the year	-	-	-	(1,049,505)	(1,049,505)

Balance, December 31, 2004	181,103,355	$3,623	$1,062,970	$(3,405,182)	$(2,338,589)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

(Expressed in U.S. dollars)

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2004 and 2003
(Expressed in U.S. Dollars)
		2004		2003
Revenue
Sales – Crediplay		$8,690		$16,040
Service fees		15,706		28,989
Banking fees		385		1,104
Ad sales		-		-
		24,781		46,133
Cost of sales		95,697		87,226
		(70,916)		(41,093)

Sales and marketing expenses		-		(129,804)
Consultants fees		(410,874)		-
Corporate Finance fees		(317,392)		-
General and Admin fees		(201,695)		(298,762)
Salaries and benefits		-		(381,319)
Operating loss		(1,000,877)		(850,978)
Other income (loss)
Interest income related party		81,717		110,952
Interest Expense		(123,657)		(24,379)
Equity in losses of equity-method investee		(6,688)		-
Net loss for the year		$(1,049,505)		$(764,405)
Loss per share – basic and diluted Loss from operations Net loss	$ $	(0.06) (0.007)	$ $	(0.06) (0.05)
Weighted average number of common
shares outstanding - basic and diluted		154,426,228		142,463,870
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003
(Expressed in U.S. Dollars)
	2004	2003
Cash flows from (used in) operating activities
Net loss for the year	$(1,049,505)	$(764,405)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	28,916	28,916
- depreciation of fixed assets	18,934	21,451
- imputed interest on related party loan	72,257	74,925
- shares issuance for services	258,490	-
- forgiveness of debt	-	300,000
- accredited to convertible debenture	6,073	-
Changes in assets and liabilities:
- accounts receivable	-	-
- note receivable related party	-	(20,952)
- prepaid expenses and deposit	60	(2,500)
- accounts payable and accrued liabilities	77,071	64,234
- player funds on deposit	(4,909)	12,284
- deferred revenue	(8,690)	(16,040)
	(601,301)	(302,087)
Cash flows from (used in) investing activities
Proceeds from disposal of fixed assets	-	-
Increase in software development costs	-	-
Purchase of investments	-	-
Purchase of fixed assets	-	-
	-	-
Cash flows from (used in) financing activities
Shares issued	-	-
Increase in due from director	468,564	306,891
Proceeds from promissory note	100,000	-
Proceeds from convertible debenture	70,000	-
	638,564	306,891
Increase in cash and cash equivalents	37,263	4,804
Effect of exchange rate on cash	(38,983)	-
Cash and cash equivalents, beginning of year	9,057	4,253
Cash and cash equivalents , end of year	$7,337	$9,057
Cash and cash equivalents represented by:
Cash	$4,186	$5,633
Cash with processors	3,151	3,424
	$7,337	$9,057
The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

On December 1, 2004 the Company assigned a discounted promissory note  valued at $1,605,986 to a related party company in consideration of 25 million common shares of that company. The common shares acquired are held as an equity interest investment.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

(Expressed in U.S. dollars)

1.

Nature and Continuance of Operations

The Company was incorporated on October 29, 1999 in as Triple 8 Development Corporation under the laws of the State of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.  The Company changed its name to CYOP Systems International Incorporated on October 30, 2000.  On November 3, 2000, the Company acquired 100% of the issued and outstanding shares of CYOP Systems Inc., Barbados (“CYOP Barbados”). This transaction was accounted for as a reverse acquisition and a recapitalization.

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

In fiscal year 2003, the company completed a stock split, which five (5) new shares were exchanged for every one (1) old share. The consolidated financial statements have been restated to reflect the stock split.

2.         Significant Accounting Policies

(a)

Basis of Consolidation

These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its wholly owned subsidiary CYOP Barbados. Significant inter-company accounts and transactions have been eliminated.

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

(c)

Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

(d)

Equity Investments

The Company has certain investment in equity securities. These investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its investment in equity-method investees on the consolidated balance sheet as “Investments in equity-method investees” and its share of the investees’ earnings or losses as “Equity in losses of equity-method investees”.

(e)

Fixed Assets

Fixed assets are recorded at historical cost.  Depreciation is charged to earnings in amounts sufficient to allocate the costs over their estimated useful lives, as follows:

Audio and visual equipment	20% declining-balance basis
Computer hardware	30% declining-balance basis
Computer software	50% declining-balance basis
Office furniture and equipment	20% declining-balance basis
Leasehold improvements	20% straight-line basis

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

(g)

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred

(h)

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  Total advertising and promotion costs charged to expenses for the year ended December 31, 2004 amounted to $280.00 (not classified as a separate item) and (2003 - $129,804).

(i)

Foreign Currency Transactions

The Company and CYOP Barbados maintain their accounting records in the reporting currency.  Foreign currency transactions are translated into their reporting currency in the following manner. At the transaction date, each asset, liability, revenue and expense is translated into the reporting currency by the use of the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. The Company does not have any assets or liabilities in foreign countries or foreign denominations or would created translation income or losses under other comprehensive income.

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

2.

Significant Accounting Policies (continued)

(k)

Long-Lived Assets Impairment

Effective January 1, 2002, certain long-term assets of the Company are reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired pursuant to guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  If impairment is deemed to exist, the assets will be written down to fair value.  Prior to January 1, 2002, the Company evaluated long-term assets of the Company in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements

(l)

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

(m)

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the

2.

Significant Accounting Policies (continued)

hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As at December 31, 2004, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

(n)

Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted income (loss) per share is equal to the basic income (loss) per share as the stock options to acquire 25,000 common shares that are outstanding at December 31, 2003 are not dilutive.

(o)

Stock-based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation". SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.  The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations.

 (p)

Goodwill and Other Intangible assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  This statement requires that intangible assets with an indefinite life are not amortized.  Intangible assets with a definite life are amortized over its useful life or estimated of its useful life.  Indefinite life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occur or circumstances change that would indicate that the carrying amount may be impaired.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets.  The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.

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

2.

Significant Accounting Policies (continued)

In December 2004, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard number 123r, “ Share Based Payments” (“SFAS 123r”) which superseded SFAS 123 and APB No. 25. This statement eliminates the use of the intrinsic method as previously allowed under APB 25 and is effective for small issuers for years ending after December 15, 2005. The Company does not expect adoption of this statement to have an impact on their operations.

In December 2004, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard number 153 “Exchanges of Non Monetary Assets – An Amendment of APB No 29”. This statement removed the exemption in APB 29 to the use of the fair value method in certain transactions and is effective for years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have an impact on their operations.

3.

Investment in equity method investee

At December 31, 2004, The Company’s equity-method investee approximate ownership interest consisted of a 19.99% interest based on the outstanding shares of Gaming Transactions, Inc. (OTC:GGTS). The Company has the ability to significantly influence GGTS. Summarized Balance Sheet and Operations information is as follows:

Balance Sheet	2004
Current assets	$9,281
Non current assets	$688,783
Current Liabilities	$2,225
Non current liabilities	$785,320
Operations
Net sales	$ -
Gross profits	$ -
Net loss	$(33,440)

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. During the month of December 2004 the Company recorded a $6,688 loss based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,668,285 at December 31, 2004.

4.

Fixed assets

	December 31, 2003
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 11,576	$ 9,982
Computer hardware	96,864	36,441	60,423
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,130	3,097
Total	$ 130,737	$ 57,235	$ 73,502

	December 31, 2004
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$ 21,558	$ 13,450	$ 8,108
Computer hardware	96,864	52,920	43,944
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,711	2,516
Total	130,737	$ 86,169	$ 54,568

For the year ended December 31, 2004, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $18,934 (2003 - $21,451).

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

the Skill-Bingo Patents and the Skill-Bingo Inventions purchased from FYRC Inc.

The above has been collectively recorded as intellectual property with an expected useful life of 5 years.

5.

      Intangible Assets (continued)

the Skill-Bingo game software

the website located at http://www.bigrbingo.com

the trademark “BiG’rBingo”

the BiG’rBingo customer deposits

The changes in the carrying amount of intellectual property as follows:

	2004	2003

Balance, beginning of year	$86,749	$115,665

Intangible assets acquired during the period
- intellectual property	-	-

Impairment of intangible assets during the period	-

Fair value
Accumulated amortization	(28,916)	(28,916)

Balance, end of year	$57,833	$86,749

6.

Loans

(a)

Demand Loans Related Party

	December 31 2004	December 31 2003

i. Interest bearing and unsecured at 5% per annum: - Andrea Carley – an officer	$ 25,156	$ -
- Mitch White – a director and stockholder	1,054,726	731,797
- Gordon Samson – a director	104,457	2,707
- Patrick Smyth – a director	60,656
Total	$1,244,995	$ 734,504

(b)

Short term Loan

i. Non-Interest bearing and unsecured	December 31 2004	December 31 2003

- Jack Carley – related to a director and stockholder	$ 44,625	$ 44,625
Total	$ 44,625	$ 44,625

6.

Loans  (continued)

(c)       Short-term Loan Related Party

	December 31 2004	December 31 2003

i. Interest at 10% per annum:
- RedRuth Ventures	212,725	212,725
Total	$ 212,725	$212,725

(d)

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

Upon the issuance of the notes, the net proceeds ($125,000) received were allocated between the liability and equity components of the notes.  .

The outstanding amount as at December 31, 2004 is $70,000.00 plus accrued interest

(e)

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

On December 13, 2004 the Company executed a Promissory Note (2) (the “Note 2”) with the Holder, Cornell Capital Partners, LP for $50,000. An issuance of 50,000,000 common shares was also completed at that time in security. The Holder is entitled to interest at the rate of twelve per cent (12%) per annum.

7.

Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010.  The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the “Purchaser”) totalling $517,613 (2001 – nil). As at

7.       Sale and License-back of Computer Software (continued)

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

As there have been only minor revenues since inception due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) was assigned to an affiliated company, Gaming Transactions Inc., after releasing the   guarantee provided by the shareholder loan of Mitch White in consideration of twenty five (25) million shares of restricted stock of Gaming Transactions Inc., (“GGTS) a pink sheet issuer. As at December (Form 8-K filed December 13, 2004) this company was thinly traded and a deemed price of $0.075 per share was used.  As no reductions have been made as contemplated in the agreements executed December 31, 2001 and filed on Edgar by Form 8-K on April 15, 2002 a market asset was exchanged to ensure value to the Company.

The development costs of the Crediplay System expended by the Company amounted to approximately $1,273,406 of which $778,348 was expensed previously.  Management of the Company has estimated the $3,000,000 value based on the discounted future cash flow projection and the estimate provided by knowledgeable parties of the software.

7.        Sale and License-back of Computer Software (continued)

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain 2001	$2,270,394
Recognized gain	(71,842)
Deferred gain 2002	$2,198,552
Recognized gain in 2003	(16,040)
Deferred gain in 2003	$2,182,512
Recognized gain in 2004	(8,690)
Deferred gain 2004	2,173,822

The deferred gain will continue to be amortized in proportion to the licensing fees payable over the term of the agreement.

8.         Stockholders’ Equity (Deficit)

(a)

Issuance of Common Shares

During the period, the Company issued 88,130,195 shares to Cornell Capital LLP including a corporate finance fee including 312,500 to Newbridge Securities Corp as an escrow agent fee and 50,000,000 in escrow in connection with the Standby equity underwriting agreement for financing as originally filed on the Company’s SB-2 on March 1, 2004. .  During the fiscal year 2003 per an S-8 filed on October 29, 2003 for legal services 212,500 shares were issued for legal services at $0.04 per share. Additionally in 2003, the Company issued 600,000 shares of common stock for equipment at $0.06 per share.  The 600,000 shares of common stock were recorded at $36,000 as the fair value of equipment received.

 (b)

2003 Consultant Stock Plan

On October 21, 2003, the Board of Directors of the Company approved and adopted “2003 Consultant Stock Plan” (“2003 Plan”).  Pursuant to the 2003 Plan, it is a ten (10) year plan to grant common shares or right to received common shares by consultants (per individual agreement) to a maximum 2,500,000 shares (restated for the company’s stock split). The allocated number of shares includes an indeterminate number of additional shares that may be issued to adjust the number of shares issued pursuant to

8.        Stockholders’ Equity (Deficit) (continued)

the stock plan described herein as the result of any future stock split, stock dividend or similar adjustment of the registrant's outstanding common stock.

(c)

Stock Option

There were no stock options granted for the period ended December 31, 2004.

9.

   Income Taxes

As at December 31, 2004 the Company has non-capital losses and undepreciated capital cost of approximately $2,080,000 and $54,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

(a)

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

10.

   Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)

During the fiscal year 2004, the Company accrued imputed interest of $72,257 at an interest rate of 10% per annum on interest-free loan totaling $1,242,575 from directors of the Company to September 30, 2004. At October 1, 2004 these loans started to accrue interest at 5% per annum.

(b)

See Note 6, and 7.

On December 1, 2004 by agreement (Form 8-K December 13, 2004) the discounted promissory note, face value $1,800,000.00 dated December 1, 2001 and maturing December 14, 2010 (the “note”) was assigned to an affiliated company, Gaming Transactions Inc., (“assignee”) in consideration of 25 million restricted shares of the assignee’s common stock. A director and shareholder of the Company is also a major shareholder of the assignee. This has been recorded as an equity investment of $1,674,643.

11.       Non-cash Activities

During the fiscal year 2003, the Company issued 600,000 shares of common stock for equipment at a $0.06 per share.  The 600,000 shares of common stock were recorded at $36,000 as the fair value of equipment received.

12.

Geographic Information

All the Company’s operations and fixed assets are located in the United States.

13.

 Subsequent Events

On March 29, 2005 the Company signed and executed an Online Marketing Agreement with SINA.com with SINA offering exclusive promotion on free Pool and Poker games with mainland China, Hong Kong and Taiwan.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company filed a Current Report on Form 8-K, dated February 16, 2005, to report a change of its auditors.  Such report was filed with the Securities & Exchange Commission on February 18, 2005.

Item9A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the regulations promulgated by United States Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2004, that would materially affect or is reasonably likely to materially affect, our internal control over financial reporting.

As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2005. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2006.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table contains information regarding the members of the Board of Directors and the Executive of the Company as of the Record Date:

Name	Age	Position(s)
Mitch White	43	Chairman, CEO and Director
Patrick Smyth	37	President and Director
Gordon A. Samson	47	CFO and Director
Norman Mackinnon	68	Director (Independent)
Randy Peterson	53	Director (Independent)

All of the officers identified above serve at the discretion of the Board and have consented to act as officers of the Company. The biographies for the above individuals are presented below.

Mr. Mitch White, Chairman and CEO, Vancouver, B.C., Canada

MITCH WHITE was appointed to his positions on February 14, 2001.  Mr. White devotes his time on an as needed basis, which he expects to be approximately 120 hours per month.  During the calendar year ended December 31, 2003, Mr. White dedicated approximately 75% of his time to the business of operating our company.  Mr. White is a director and officer of Cyop Systems International Inc.

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

Mr. Patrick Smyth, President & Director, Beverly Hills, California

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

Mr. Norman MacKinnon, Director, Vancouver, B.C., Canada

NORMAN MACKINNON, was appointed to his position October 2002 as an independent Director. Mr. MacKinnon founded his own accounting firm and has been engaged in private practice providing chartered accountant services for the past fifteen years. Mr. MacKinnon served his articles with Peat, Marwick, Mitchell (now "KPMG). He has extensive experience involving numerous private and public companies, generally in the financial and taxation areas of practice, and has served on the board of directors of numerous public companies trading on the TSX. During 1982 to 1984, Mr. MacKinnon served as the chief financial officer of a television production syndicated company, Century II Productions, Inc. During 1968 to 1972, Mr. MacKinnon served as the chief executive officer of Imaginaction International, Ltd., a venture capital company. Mr MacKinnon also served Seven years as a Director of Crime Stoppers- Greater Vancouver. Mr. MacKinnon will also become a disinterested member of the Audit Committee along with Messrs. Peterson and Samson.

Mr. Randy Peterson, Director, Vancouver, B.C., Canada

RANDY PETERSON, was appointed to his position on February 22, 2005 as an independent Director. Mr. Peterson is a retired police detective, with a distinguished reputation and is also a judicially recognized gaming expert.  As a highly respected member of the gaming community, he is also the inventor of a number of games including skill-bingo and skill-poker. Mr. Peterson will also become a disinterested member of the Audit Committee along with Messrs. Mackinnon and Samson.

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

Other than as described above, none of our directors or officers receives any other compensation for their services.  The salaries shown in the following table are for the year ending December 31, 2003.

Committees of the Board of Directors

Messrs. Samson, Peterson and MacKinnon serve on CYOP’s audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audit, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2004, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements in a timely manner.

Item 11. Executive Compensation

Summary Compensation Table. The following summary compensation table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2004, 2003 and 2002. Other than as set forth herein, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Year	Salary	Bonus	Other Accrued Compensation	Restricted Stock Awards in US$	Options/SARs	LTIP Payouts	All Other Compensation

Mitch White	2004	--	--	--	--	--	--	--
	2003	--	--	--	--	--	--	--
	2002	--	--	--	--	--	--	--

Gordon Samson	2004	18,000	--	--	--	--	--	--
	2003	--	--	--	--	--	--	--
	2002	--	--	--	--	--	--	--

Employment Agreements.

In January 2003, CYOP entered into management contracts with Messrs. White, and Samson. Each contract can be terminated upon one year’s prior written notice unless there is a change of control.  If a change of control occurs, then each contract can be terminated only after two years following such change of control.  The following table describes the annual compensation provided under each contract.  All compensation in 2003 was forgiven and 2004 has been deferred other than $18,000.00 paid to Mr. Samson.  CYOP will continue to accrue and/or pay compensation as necessary.

Name:	Base Compensation:	Bonus Compensation:
Mitch White	$120,000	Up to 120% of base compensation
Gordon Samson	$120,000	Up to 120% of base compensation

If Mitch White or Gordon Samson terminated other than for cause or disability or in violation of the change of control, then Mitch White or Gordon Samson as the case may be shall be entitled to be paid 200% of such base compensation, plus 200% of such annual incentive bonus.

In January 2003, CYOP entered into an employment agreement with Mr. Smyth. The contract provides that Mr. Smyth be employed as President. The contract may be terminated by CYOP upon 30 days’ notice. Mr. Smyth is paid an annual salary of $60,000 per year. Mr. Smyth is required to devote 25 hours per week to CYOP’s business and affairs.

Options/SAR Grants or Exercises and Long Term Incentive Plan

There are no stock option grants, Stock Appreciation Rights (SAR’s) grants, options/SAR exercises or Long Term Incentive Plans (LTIP’s) awarded to the named executive officers in the last three financial years.

Defined benefit of actuarial plan

The Company does not have a defined benefit or actuarial plan in place.

Item 12.  Security Ownership of Certain Beneficial owners and Management

The following table contains information about the beneficial ownership of our common stock as of December 31, 2004, for:

(i)

each person who beneficially owns more than five percent of the common stock;

(ii)

each of our directors;

(iii)

the named executive officers; and

(iv)

all directors and executive officers as a group.

		Common Stock Beneficially Owned
Name/Address	Title of Class	Amount	Percentage (1)
Mitch White	Common Stock	22,500,000(2)	14.9%

Patrick Smyth	Common Stock	0	0.0%

Gordon A. Samson	Common Stock	0	0.0%

Norman MacKinnon	Common Stock	0	0.0%

Officers and directors as a group		22,500,000	14.9%

Pacific Rim Consulting	Common Stock	49,100,000	32.5%
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

Item 13.  Certain Relationships and Related Transactions

Our Chairman and Chief Executive Officer, Mr. Mitch White, has been the primary source of funding.   As of the date of this report, Mr. White has directly advanced total proceeds of US$1,039,745. These loans are not secured by any of the assets of our company or its subsidiaries.

We have no policy with respect to entering into transactions with members of management or affiliated companies.  Any non arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2004 and December 31, 2003:

Services	2003	2004
Audit fees	21,000	37,291
Audit related fees		-
Tax fees		-
All other fees	3,032	-

Total fees	24,032	37,291

Audit fees consist of fees for the audit of the Company's annual financial statements or services that are normally provided in connection with the statutory and regulatory filings.

Tax fees included tax planning and various taxation matters.

Other services provided by the Company's principal accountant, other than audit, audit-related and tax services, included advisory services associated with accounting software applications

Part IV

Item 15.  Exhibits, List and Reports on Form 8-K.

(A)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed October 31, 2000, as filed with the Issuer's Form 10-SB (file no. 000-32355) filed on February 14, 2001 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-32355) on February 14, 2001 incorporated herein by reference.

(B)

Reports on Form 8-K

1.

On April 15, 2003 the Company filed a Form 8-K relating to the moving of administrative offices.

2.

On October 8, 2003 the Company filed a Form 8-K relating to a 5 for 1 split of common shares

3.

On October 10, 2003 the Company filed a Form 8-K relating to the purchase of equipment for 600,000 common shares at a deemed price of $0.06 per share

4.

On May 25, 2004 the Company filed a Form 8-K relating to the moving of administrative offices.

5.

On December 2, 2004 the Company filed a Form 8-k relating to the moving of administrative offices.

6.

On December 13, 2004 the Company filed a Form 8-k relating to the assignment of a promissory note to an affiliated company.

7.

On February 8, 2005 the Company filed a Form 8-k relating to the change of auditors.

8.

On March 9, 2005 the Company filed a Form 8-k relating to the February appointment as Director of Randy Peterson.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated:

March 31, 2005

Per:

/s/ Mitch White

____________________________________

Mitch White, Chairman, CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                              /s/ Mitch White

Mitch White, Chairman, CEO and Director

      ____________________________________

Date

Rule 13a – 14(a)/15(d) – 14(a)

I, Mitch White, certify that:

      1. I have reviewed this annual report on Form 10-K of CYOP Systems International Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2005

                                        /s/ Mitch White

                                        Mitch White

                                        Chief Executive Officer

Rule 13a – 14(a)/15(d) – 14(a)

I, Gordon Samson, certify that:

      1. I have reviewed this annual report on Form 10-K of CYOP Systems International Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  March 31, 2005

                                        /s/ Gordon Samson

                                        Gordon Samson

                                        Chief Financial Officer

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Mitch White, Chief Executive Officer and  Director of CYOP Systems International Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the period ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Gordon Samson, Chief Financial Officer,  Director and principal accounting officer of CYOP Systems International Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the period ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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