Form 10QSB
period 2005-03-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2005-05-12
CIK 1111698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

Commission file Number: 0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0222927
(I.R.S. Employer Identification Number)

Unit A
149 South Reeves Drive
Beverly Hills, California
90212
(Address of principal executive offices)

(310) 248-4860
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 333,498,160 common shares as at March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CYOP SYSTEMS INTERNATIONAL INCORORATED

PART I
FINANCIAL INFORMATION

Item 1.        Financial Statements

CYOP SYSTEMS INTERNATIONAL
INCORPORATED

Consolidated Financial Statements
(Expressed in U.S. Dollars)

March 31, 2005

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Deficiency

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED Consolidated Balance Sheets Unaudited (Expressed in U.S. Dollars)
	March 31,2005	December, 31, 2004

ASSETS

Current
Cash and cash equivalents	$143,465	$7,337
Accounts receivable	238	50,058
Prepaid expenses and deposit	2,440	2,440

Total current assets	146,143	59,835

Fixed assets	50.741	54,568

Investment in equity – method investee	1,653,327	1,668,285

Intangible assets	50,604	57,833

Total assets	$1,900,815	$1,840,521

LIABILITIES

Current
Demand loans related party	$1,289,742	$1,289,620
Accounts payable and accrued liabilities	260,829	288,785
Convertible debenture	-	70,000
Player funds on deposit	44,339	44,158
Short-term loan	212,725	212,725
Promissory note	160,000	100,000

Total current liabilities	1,967,635	2,005,288

Deferred revenue	2,173,687	2,173,822

Total Liabilities	4,141,322	4,179,110

Nature and continuance of operations

STOCKHOLDERS' DEFICIENCY

Share capital
Authorized:
500,000,000 shares of common stock with a par value
of $0.00002 per share

Issued, allotted and outstanding:
306,612,485 shares of common stock (2004 - 181,103,355)	6,135	3,623

Additional paid-in capital	2,357,148	1,062,970

Deficit accumulated	(4,603,790)	(3,405,182)

Total stockholders' deficiency	(2,240,507)	(2,338,589)

Total liabilities and stockholders' deficiency	$1,900,815	$1,840,521

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Stockholders' Deficiency
Three Months ended March 2005	Page 1of 3
(Unaudited)
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	Holders'
	Shares	Amount	Capital	(loss)	accumulated	income	(deficiency)

Balance, December 31, 2004	181,103,355	3,623	1,062,970		(3,405,182)	-	(2,338,589)

Shares issued to Cornell Capital at $0.0033 per
share on January 12, 2005	6,896,552	138	22,621				22,759

Shares issued to Cornell Capital at $0.0022 per	5,681,818	114	12,386				12,500
share on January 14 2005 from escrow

Shares issued to Cornell Capital at $0.003 per	6,896,552	138	20,552				20,690
share on January 18, 2005

Shares issued to Cornell Capital at $0.002 per	5,882,353	118	11,647				11,765
share on January 21, 2005

Shares issued to Cornell Capital at $0.0024 per	5,000,000	100	11,900				12,000
share on January 24, 2005 from escrow

Shares issued to Cornell Capital at $0.0029 per share	5,882,353	118	16,941				17,059
on January 26, 2005

Shares issued to Cornell Capital at $0.0031 per share	8,691,795	174	26,771				26,945
on January 31, 2005

Balance	226,034,778	$4,523	$1,185,788		$(3,405,182)	$-	$(2,214,871)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Stockholders' Deficiency
Three Months ended March 2005	Page 2 of 3
(Unaudited)
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	Holders'
	Shares	Amount	Capital	(loss)	accumulated	income	(deficiency)

Balance, forward	226,034,778	4,523	1,185,788		(3,405,182)	-	(2,214,871)

Shares issued to Cornell Capital at $0.0031 per	4,081,633	82	12,571				12,653
share on January 31, 2005 from escrow

Shares issued to Cornell Capital at $0.0036 per	3,194,888	64	11,438				11,502
share on February 7, 2005 from escrow

Shares issued to Cornell Capital at $0.0072 per	3,494,125	70	24,930				25,000
share on February 11, 2005

Shares issued to Cornell Capital at $0.0058 per	3,135,907	63	18,125				18,188
share on February 14, 2005

Shares issued to Cornell Capital at $0.0058 per	1,757,469	35	10,157				10,192
share on February 14, 2005 from escrow

Shares issued to Cornell Capital at $0.0158 per share	4,081,633	82	64,407				64,489
on February 25, 2005

Shares issued to Cornell Capital at $0.0169 per share	671,592	13	11,336				11,349
on February 28, 2005 from escrow

Shares issued for services at $0.0187 per share	30,000,000	600	560,400				561,000
On February 28, 2005

Balance,	276,452,025	$5,532	$1,899,152		$(3,405,182)	$-	$(1,500,498)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Stockholders' Deficiency
Three Months ended March 2005	Page 3of 3
(Unaudited)
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	Holders'
	Shares	Amount	Capital	(loss)	accumulated	income	(deficiency)

Balance, forward	276,452,025	5,532	1,899,152		(3,405,182)	-	(1,500,498)

Shares issued to Cornell Capital at $0.0165 per share	606,061	12	9,988				10,000
on March 7, 2005 from escrow

Shares issued to Cornell Capital at $0.0184 per share	4,958,677	99	91,139				91,238
on March 14, 2005 from escrow

Shares issued to Cornell Capital at $0.014 per	4,477,612	90	62,595				62,685
share on March 21, 2005

Shares issued to Cornell Capital at $0.0142 per	5,118,110	102	72,574				72,676
share on March 28, 2005

Shares issued to Cornell Capital at $0.0148 per	15,000,000	300	221,700				222,000
share on February 14, 2005 from escrow

Net loss for the period					(1,198,608)		(1,198,608)

Balance, March 31, 2005	306,612,485	$6,135	$2,357,148		$(4,603,790)	$-	$(2,240,507)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED Consolidated Statements of Operations Three months ended March 31, 2005 and 2004 (Expressed in U.S. Dollars)
	2005	2004
Revenue
Sales – Crediplay	$135	$4,060
Service fees	2,433	7,338
Banking fees	102	192
Ad sales	-	-
	2,670	11,590
Cost of sales	8,075	13,115
	(5,405)	(1,525)

Sales and marketing expenses	(56,460)	5,050
Consultants fees	(876,732)	(88,000)
Corporate Finance fees	(141,307)	(262,500)
General and Admin fees	(70,404)	(96,521)
Salaries and benefits	-	(8,043)

Operating loss	(1,150,308)	(451,539)

Other income (loss)

Interest income related party	-	27,951
Interest Expense	(33,342)	(2,838)
Equity in losses of equity-method investee	(14,958)	-

Net loss for the year	$(1,198,608)	$(426,426)

Loss per share – basic and diluted

Loss from operations	$(0.005)	$(0.000)

Net loss	$(0.005)	$(0.000)

Weighted average number of common
shares outstanding - basic and diluted	237,385,334	148,617,366

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004 (Expressed in U.S. Dollars)
	2005		2004

Cash flows from (used in) operating activities
Net loss for the year	$(1,198,608)		$(426,426)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229		7,229
- depreciation of fixed assets	3,827		5,186
- imputed interest on related party loan	-		24,439
- shares issuance for services	899,307		258,490
- investment in equity interest	14,958
- accredited to convertible debenture	-		1,284
Changes in assets and liabilities:
- accounts receivable	49,821		-
- interest receivable	-		(15,039)
- note receivable related party	-		(5,574)
- prepaid expenses and deposit	-		2,500
- accounts payable and accrued liabilities	(27,956)		(31,649)
- player funds on deposit	180		(8,250)
- deferred revenue	135		(4,060)
	(251,107)		(191,871)

Cash flows from (used in) investing activities
Proceeds from disposal of fixed assets	-		-
Increase in software development costs	-		-
Purchase of investments	-		-
Purchase of fixed assets	-		-
	-		-

Cash flows from (used in) financing activities
Shares issued	385,000		-
Increase in due from director	122		66,340
Proceeds from promissory note	60,000		-
Proceeds from convertible debenture	(70,000)		125,000
	375,122		191,340

Increase in cash and cash equivalents	124,015		(531)

Effect of exchange rate on cash	12,113		-

Cash and cash equivalents, beginning of year	7,337		9,057

Cash and cash equivalents , end of year	$143,465		$8,526

Cash and cash equivalents represented by:
Cash	$139,718	$
Cash with processors	3,747
	$143,465		$8,526

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

On December 1, 2004 the Company assigned a discounted promissory note valued at $1,605,986 to a related party company in consideration of 25 million common shares of that company. The common shares acquired are held as an equity interest investment.

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

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

	(m)	Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

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

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. During the month of December 2004 the Company recorded a $6,688 loss based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,668,285 at December 31, 2004. During the period January 1, 2005 to March 31, 2005 the Company recorded a further loss of $14,958 reducing the carrying value to $1,653,327.

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

4.	Fixed assets

	March 31, 2005
		Accumulated	Net book
	Cost	depreciation	Value

Audio and visual equipment	$21,558	$13,855	$7,703
Computer hardware	96,864	56,216	40,648
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,837	2,390

Total	$130,737	$79,996	$50,741

	December 31, 2004
		Accumulated	Net book
	Cost	depreciation	Value

Audio and visual equipment	$21,558	$13,450	$8,108
Computer hardware	96,864	52,920	43,944
Computer software	3,088	3,088	-
Office furniture and equipment	9,227	6,711	2,516

Total	$130,737	$76,169	$54,568

For the three months ended March 31, 2005, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $3,827 (2004 - $5,186).

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

5.	Intangible Assets (continued) the Skill-Bingo game software the website located at http://www.bigrbingo.com the trademark “BiG’rBingo” the BiG’rBingo customer deposits

The changes in the carrying amount of intellectual property as follows:

	2005	2004

Balance, beginning of year	$57,833	$86,749

Accumulated amortization	(7,229)	(28,916)

Balance, end of year	$50,604	$57,833

6.	Loans

	(a)	Demand Loans Related Party

		March 31	December 31
		2005	2004
i.	Interest bearing and unsecured at 5% per annum:
-	Andrea Carley – an officer	$35,030	$25,156
-	Mitch White – a director and stockholder	1,056,757	1,054,726
-	Gordon Samson – a director	76,822	104,457
-	Patrick Smyth – a director	76,508	60,656

Total		$1,245,117	$1,244,995

(b)	Short term Loan

		March 31	December 31
i.	Non-Interest bearing and unsecured	2005	2004

-	Jack Carley – related to a director and stockholder	$44,625	$44,625

Total		$44,625	$44,625

(c)	Short-term Loan Related Party

		December 31	December 31
		2004	2003

i.	Interest at 10% per annum:
-	RedRuth Ventures	212,725	212,725

Total		$212,725	$212,725

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

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

Upon the issuance of the notes, the net proceeds ($125,000) received were allocated between the liability and equity components of the notes.

The outstanding amount as at March 31, 2005 is $0.00

	(e)	Promissory Notes

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

Both notes (the “Note”) and (the “Note 2”) were retired as at March 31, 2005. During the period new notes (the “Note 3”) for $125,000 and (the “Note 4”) for $250,000 were executed and funds advanced from Cornell Capital, LP.

As at March 31, 2005 outstanding amounts on (the “Note 3”) and (the “Note 4”) was $160,000.

7.	Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010. The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

due to Mr. Mitch White (the “Purchaser”) totalling $517,613 (2001 – nil). As at December 31, 2002 the present value of the promissory note is $1,585,034 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000. As at December 31, 2003, the present value of the promissory note is $1,605,986 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at $1,800,000 X 5% or $90,000.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

7.	Sale and License-back of Computer Software (continued)

The gain on the sale of the Crediplay System is calculated as follows:

Sales price

Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note
discounted at 7% per annum	1,565,452

2,765,452

Software development costs incurred in 2001	(495,058)

Deferred gain 2001	$2,270,394

Recognized gain	(71,842)

Deferred gain 2002	$2,198,552

Recognized gain in 2003	(16,040)

Deferred gain in 2003	$2,182,512

Recognized gain in 2004	(8,690)

Deferred gain 2004	2,173,822

Recognized gain in 2005	(135)

Deferred gain 2005	2,173,687

The deferred gain will continue to be amortized in proportion to the licensing fees payable over the term of the agreement.

8.	Stockholders’ Equity (Deficit)

(a) Issuance of Common Shares

During 2004, the Company issued 88,130,195 shares to Cornell Capital LLP including a corporate finance fee including 312,500 to Newbridge Securities Corp as an escrow agent fee and 50,000,000 in escrow in connection with the Standby equity underwriting agreement for financing as originally filed on the Company’s SB-2 on March 1, 2004. During 2005 the Company has issued to March 31, 2005 137,500,000 common shares to Cornell Capital, LP with 26,885,675 in escrow with Cornell Capital, LP.

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

8.	Stockholders’ Equity (Deficit) (continued)

	(b)	2003 Consultant Stock Plan

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

On Feb 18, 2005, the Board of Directors of the Company approved and filed the “2005 Consultant Stock Plan” (“2005 Plan”).

	(c)	Stock Option

There were no stock options granted for the period ended March 31, 2005

9.	Income Taxes

As at March 31, 2005 the Company has non-capital losses and undepreciated capital cost of approximately $3,400,000 and $80,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

	(a)	The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2005	2004
Undepreciated capital cost of capital assets
over their net book value	$30,000	$19,000
Estimated tax loss carryforward	1,000,000	715,00
Less: valuation allowance	(1,030,000)	(734,000)
	-	-

The valuation allowance reflects the realization of the tax assets is unlikely.

CYOP SYSTEMS INTERNATIONAL INCORPORATED Notes to Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 (Expressed in U.S. dollars)

10.	Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)
During the fiscal year 2004, the Company accrued imputed interest of $72,257 at an interest rate of 10% per annum on interest-free loan totaling $1,242,575 from directors of the Company to September 30, 2004. At October 1, 2004 these loans started to accrue interest at 5% per annum. Interest during the period January 1, 2005 to March 31, 2005 on Directors loans totaled $20,768.

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

Item 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We were incorporated on October 29, 1999 under the laws of the State of Nevada as Triple 8 Development Corporation to engage in any lawful corporate purpose. We changed our name to CYOP Systems International Incorporated on October 30, 2000.

We have not been involved in any bankruptcy, receivership or similar proceedings.

We have been primarily focused on developing our product for market launch. Management has financed most of our operations to date. Management will continue to fund our operations through shareholders loans until our equity financing is closed. We will satisfy cash requirements solely from funds loaned by management or family and friends or private investors until this time. However, management is not under any contractual obligation to provide continued funding. We will spend approximately $1/2 million in the next 12 months to maintain current operations at our current expenditure rate; not including any marketing initiatives or expansion plans. Additional funds in the amount of $1.5 million will be expended for a complete launch of the Crediplay system including a full marketing budget. Executive and key personnel have executed management contracts and to ensure retention of executive and key personnel the Company will be paying fees and salaries or accruing them as necessary for 2005.

We anticipate contracting additional human resources as required during the next 12 months. We not expect to acquire physical assets or significant equipment in the next 12 months by leasing or purchasing in order to fulfill certain agreements . We will not be performing any significant research and development in the next 12 months as our pay for play software is complete and tested.

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

In order for our Company to expand it's operations and realize profits from pay for play online video gaming we are actively signing up affiliate company’s and pursuing strategic acquisitions and partnerships that bring internet traffic and more games to be integrated into our existing suite of games. Until we increase our Company's exposure and attract players to our website and/or complete strategic acquisitions and partnerships we cannot expect large volumes of players for our online pay for play video game. Revenues will be derived from licensing fees from third parties that already have an established community and significant traffic to their web sites and from ad-serving.

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

The Company had cash and cash equivalents of $143,465 at March 31, 2005 and a working capital deficit of $(1,821,492) with the deficiency arising primarily from $1,502,467 in loans from directors and accrued compensation for executives, compared to a working capital deficit of ($1,370,949) at March 31, 2004 to satisfy requirements for operations for the same period ending March 31, 2004. This reflects the continued commitment by management with an increase of advancing shareholder loans to cover the cost of operations.

During the three month period ended March 31, 2005, the Company used cash of $251,107 in operating activities compared to using $191,871 in the prior period ended March 31, 2004. This is a reflection of primarily three things; significant legal expenses and corporate finance fees incurred in connection with the equity financing being undertaken and consulting fees now being accrued if not paid.

Net cash provided by financing activities for the three month period ending March 31, 2005 was $375,122 for the period originating from common shares purchased by Cornell Capital, LP, a further promissory note from Cornell Capital, LP and settlement of their convertible debenture which compares to $191,340 in net cash provided to the Company for the same period in 2004.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible partnerships and/or acquisition of complementary businesses, products and technologies. We have sufficient cash and cash equivalents on hand to conduct our operations through the second quarter of 2005.

As disclosed herein the Company concluded an underwriting in the first quarter of 2004 with Cornell Capital LLP and the associated SB-2 was filed on March 1, 2004 and as amended on May 6, 2004, June 22, 2004, and August 5, 11, 12 and 16, 2004 on Edgar.

The Company’s consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Results of operations for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Revenue

For the quarter ended March 31, 2005 the Company generated revenue of $2,670, from operations. The same quarter period ending March 31, 2004 generated revenues of $11,590. Current revenues are now from a wide variety of affiliates and the company’s proprietary URL.

Cost of Sales

Cost of Sales for the three-month period ended March 31, 2005 was $8,075 and for the same three-month period ended March 31, 2004 $13,115 all with various third parties marketing companies. This cost of sales is primarily sales and marketing expenses for co-brand advertising and keyword buys for our site and participation in trade shows.

We expect to continue to incur sales and marketing expenses to further our efforts to increase traffic to our Web portal and develop licensee opportunities with gaming portals. These costs will include commissions, salaries, advertising, and other promotional expenses intended to increase traffic to licensees and improve revenue and translation costs. There can be no assurances that these expenditures will result in increased traffic or significant new revenue sources.

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, insurance and other general corporate and office expenses, for the three-month period ending March 31, 2005 of $70,404. General and administrative expenses decreased by $26,117 for the three-month period ended March 31, 2004 from $96,521 for the same period ended March 31, 2004. This decrease is primarily due to cost cutting measures related to overhead.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support the business.

Consultants Fees

Consultant fees consist of the company’s contract labour primarily hi-tech services and management. Of the total $876,732 expense in the period $783,000 is attributed to S-8 stock issuances from the 2005 stock option plan as filed on February 24, 2005 on Form S-8. The balance is made of $38,500 accrued compensation and $55,200 in actual cash expenses.

Interest Expenses

Interest expenses of $33,342 is a reflection of accrued interest on shareholder and related party loans and compared to 2004 of $2,838 is a materially higher expense. This is a reflection of interest expense being accrued on shareholder loans and related party loans at a market rate.

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

Item 3.                   Controls and Procedures

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

Exhibit 31.1 Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Chief Executive Officer

Exhibit 31.2 Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Chief Financial Officer

Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K On February 18, 2005 The Company filed a report on Form 8-K, Item 4 describing the change in auditors.

(c)	On March 8, 2005 The Company filed a report on Form 8-K, Item 5.02 describing the appointment of an independent director and audit committee member.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated: April 29, 2005	Per:	/s/ Mitch White
Mitch White CEO, and Director