Form 10QSB
period 2005-06-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2005-08-12
CIK 1111698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005

Commission file Number: 0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0222927
(I.R.S. Employer Identification Number)

Unit A
149 South Reeves Drive
Beverly Hills, California
90212
(Address of principal executive offices)
(310) 248-4860
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 333,498,160 common shares as at June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CYOP SYSTEMS INTERNATIONAL INCORORATED

CYOP SYSTEMS INTERNATIONAL
INCORPORATED

Consolidated Financial Statements
(Expressed in U.S. Dollars)

June 30, 2005

Index

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the six and three months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2005

Notes to the Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	June 30,2005	December, 31, 2004
ASSETS
Current
Cash and cash equivalents	$22,843	$7,337
Accounts receivable	140,507	50,058
Prepaid expenses and deposit	18,954	2,440
Total current assets	182,304	59,835
Fixed assets, net	84,835	54,568
Investment in equity – method investee	1,637,446	1,668,285
Intangible assets, net	43,375	57,833
Total assets	$1,947,960	$1,840,521
LIABILITIES
Current
Demand loans related party	$1,337,946	$1,289,620
Accounts payable and accrued liabilities	262,304	288,785
Convertible debenture	-	70,000
Player funds on deposit	45,024	44,158
Short-term loan	212,725	212,725
Promissory note	140,000	100,000
Total current liabilities	1,997,999	2,005,288
Deferred revenue	2,173,449	2,173,822
Total Liabilities	4,171,448	4,179,110

Nature and continuance of operations

STOCKHOLDERS' DEFICIENCY
Share capital
Authorized:
500,000,000 shares of common stock with a par value
of $0.00002 per share
Issued, allotted and outstanding:
333,429,702 shares of common stock (2004 - 181,103,355)	6,669	3,623
Additional paid-in capital	2,605,103	1,062,970
Deficit accumulated	(4,835,260)	(3,405,182)
Total stockholders' deficiency	(2,223,488)	(2,338,589)
Total liabilities and stockholders' deficiency	$1,947,960	$1,840,521
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Stockholders' Deficiency Six Months ended June 30, 2005 (Unaudited)	Page 1of 1
(Expressed in U.S. Dollars)
					Total
			Additional		Stock-
	Common stock		paid-in	Deficit	Holders'
	Shares	Amount	Capital	accumulated	(deficiency)

Balance, December 31, 2004	181,103,355	3,623	1,062,970	(3,405,182)	(2,338,589)

Common Stock issued for cash	107,326,347	2,146	760,033		762,179

Common Stock issued for services	45,000,000	900	782,100		783,000

Net loss for the period				(1,430,078)	(1,430,078)

Balance, June 30, 2005	333,429,702	$6,669	$2,605,103	$(4,835,260)	$(2,223,488)
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months Ended		For the Six Months
	June 30		Ended June 30
	2005	2004	2005	2004
Revenues
Service fees	1,876	2,785	4,309	10,122
Sale – Crediplay – related party (Note 6)	238	1,540	373	5,600
Banking fees	249	79	351	272
Total Revenues	2,363	4,404	5,033	15,994
Cost of sales	(28,330)	(49,564)	(36,405)	(62,678)

Gross profit (loss)	(25,967)	(45,160)	(31,372)	(46,684)

Sales and Marketing expenses	-	(5,050)	(56,460)	-
Consultants fees	(126,500)	(113,072)	(1,003,232)	(201,072)
Corporate finance fees	(849)	-	(142,156)	(262,500)
General and admin fees	(42,553)	(70,809)	(112,957)	(153,774)

Operating Loss	(195,869)	(234,091)	(1,346,177)	(664,030)

Other income (loss)
Interest income related party		25,413	-	53,364
Interest expense	(19,720)	(23,002)	(53,062)	(47,441)
Equity in losses of equity-method investee	(15,880)	-	(30,839)	-
				-
Net loss for the period	(231,469)	(231,680)	(1,430,078)	(658,107)

Loss per share – basic and diluted
Loss from operations	(0.001)	(0.00)	(0.005)	(0.000)

Net loss	(0.001)	(0.00)	(0.005)	(0.000)
Weighted average number of
common shares outstanding	326,236,871	150,998,160	282,055,526	150,998,160
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,

	2005		2004	2005	2004

Cash flows from (used in) operating activities
Net loss for the period		(231,469)	(231,680)	(1,430,078)	(658,107)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets		7,229	7,229	14,458	14,458
- depreciation of fixed assets		5,020	4,813	8,847	9,999
- imputed interest on related party loan		-	23,002	-	47,441
- share issuance for services		-	-	899,307	258,490
- investment in equity interest		15,881	-	30,839	-
- accredited to convertible debenture		-	1,284	-	2,568
Changes in assets and liabilities:		-	-	-
- accounts receivable		(140,271)	(98)	(90,450)	(98)
- interest receivable		-	(17,055)	-	(32,094)
- note receivable related party		-	(5,574)	-	(11,148)
- prepaid expenses		(16,512)	(2,500)	(16,512)	-
- accounts payable and accrued liabilities		1,475	30,260	(26,481)	(1,389)
- player funds on deposit		685	710	865	(7,540)
- deferred revenue		238	(1,540)	373	(5,600)
		(357,724)	(191,149)	(608,832)	(383,020)
Cash flows from (used in) investing activities
Increase in due from a director		48,205	153,811	48,326	220,151
Purchase of fixed assets		(39,115)	-	(39,115)	-
		9,090	153,811	9,211	220,151
Cash flows from financing activities
Shares issued		69,800	-	454,800	-
Proceeds from promissory note		140,000	50,000	200,000	50,000
Proceeds from convertible debenture		-	-	(70,000)	125,000
		209,800	50,000	584,800	175,000
Foreign exchange gain (loss) on cash held in		18,212	-	30,327	-
foreign currency
Increase (decrease) in cash and cash equivalents		(120,622)	12,662	15,506	12,131

Cash, beginning of period		143,465	8,526	7,337	9,057
Cash (deficiency), end of period	~~$~~	22,843	$21,188	$22,843	$21,188

Cash represented by:
Cash on hand	~~$~~	19,000	$21,188	$19,000	$21,188
Cash with processors		3,843		3,843
	~~$~~	22,843	$21,188	$22,843	$21,188
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
For the six months ended June 30, 2005 and 2004
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

CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. On August 31, 2000, CYOP Barbados acquired 100% of the issued and outstanding shares of Moshpit Entertainment Inc., Canada (“Moshpit”), a company incorporated under the laws British Columbia, Canada. CYOP Barbados sold 100% of the issued and outstanding shares of Moshpit by an agreement dated April 1, 2002 to a former stockholder and the sole director. On April 29, 2005 the Company incorporated Red Felt Software under the laws of the United Kingdom.

The Company, and its subsidiaries, is a provider of multimedia transactional technology solutions and services for the entertainment industry. The Company’s range of products and services include financial transaction platforms for on-line video games and integrated e-commerce transaction technology for on-line merchants. These services are considered as one segment only based on internal organizational structure.

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

(a) Basis of Consolidation

These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its wholly owned subsidiary CYOP Barbados and Red Felt Software, LTD. Significant inter- company accounts and transactions have been eliminated.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Notes to Consolidated Financial Statements
For the six months ended June 30, 2005 and 2004
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
For the six months ended June 30, 2005 and 2004
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

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the period ended June 30, 2005 amounted to $56,460 (not classified as a separate item) and (2004 - $0.00).

	(i)	Foreign Currency Transactions

The Company, CYOP Barbados and Red Felt Software Ltd., maintain their accounting records in the reporting currency. Foreign currency transactions are translated into their reporting currency in the following manner. At the transaction date, each asset, liability, revenue and expense is translated into the reporting currency by the use of the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company does not have any assets or liabilities in foreign countries or foreign denominations that would create translation income or losses under other comprehensive income.

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
For the six months ended June 30, 2005 and 2004
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
For the six months ended June 30, 2005 and 2004
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As at June 30, 2005, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This statement requires that intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized over its useful life or estimated of its useful life. Indefinite life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occur or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non- discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Notes to Consolidated Financial Statements
For the six months ended June 30, 2005 and 2004
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
For the six months ended June 30, 2005 and 2004
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

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. During the month of December 2004 the Company recorded a $6,688 loss based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,668,285 at December 31, 2004. During the period January 1, 2005 to June 30, 2005 the Company recorded a further loss of $30,838 reducing the carrying value to $1,637,446.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Notes to Consolidated Financial Statements
For the six months ended June 30, 2005 and 2004
(Expressed in U.S. dollars)

4.	Fixed assets
		June 30, 2005
			Accumulated	Net book
		Cost	depreciation	Value

	Audio and visual equipment	$21,558	$14,241	$7,317
	Computer hardware	135,979	60,731	75,248
	Computer software	3,088	3,088	-
	Office furniture and equipment	9,227	6,957	2,270
	Total	$169,852	$85,017	$84,835

		December 31, 2004
			Accumulated	Net book
		Cost	depreciation	Value

	Audio and visual equipment	$21,558	$13,450	$8,108
	Computer hardware	96,864	52,920	43,944
	Computer software	3,088	3,088	-
	Office furniture and equipment	9,227	6,711	2,516
	Total	$130,737	$76,169	$54,568

	For the six months ended June 30, 2005, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $5,020 (2004 - $3,827).

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
For the six months ended June 30, 2005 and 2004
(Expressed in U.S. dollars)

5.

Intangible Assets (continued)

the Skill-Bingo game software
the website located at http://www.bigrbingo.com
the trademark “BiG’rBingo”
the BiG’rBingo customer deposits

The changes in the carrying amount of intellectual property as follows:

	2005	2004

Balance, beginning of year	$57,833	$86,749

Accumulated amortization	(14,458)	(28,916)

Balance, end of period	$43,375	$57,833

6.	Loans

	(a)	Demand Loans Related Party

		June 30	December 31
		2005	2004
i. Interest bearing and unsecured at 5% per annum:
	- Andrea Carley – an officer	$50,561	$25,156
	- Mitch White – a director and stockholder	1,067,357	1,054,726
	- Gordon Samson – a director	87,876	104,457
	- Patrick Smyth – a director	87,527	60,656
Total		$1,293,321	$1,244,995

(b)	Short term Loan

	June 30	December 31
i. Non-Interest bearing and unsecured	2005	2004
- Jack Carley – related to a director and stockholder	$44,625	$44,625
Total	$44,625	$44,625

(c)	Short-term Loan Related Party

	June 30,	December 31
	2005	2003
i. Interest at 10% per annum:
- RedRuth Ventures	212,725	212,725
Total	$212,725	$212,725

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Notes to Consolidated Financial Statements
For the six months ended June 30, 2005 and 2004
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

The outstanding amount as at June 30, 2005 is $0.00

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

Both notes (the “Note”) and (the “Note 2”) were retired as at March 31, 2005. During the period new notes (the “Note 3”) for $125,000 and (the “Note 4”) for $250,000 were executed and funds advanced from Cornell Capital, LP. Both notes (Note 3 and Note 4) were also retired as at June 30, 2005.

On May 4, 2005 the Company executed a new note for $200,000 with Cornell Capital,LP. On execution $60,000 was advanced and $140,000 recorded as a receivable to be advanced on filing a new SB-2.

As at June 30, 2005 outstanding amounts on (the “Note 5”) was $140,000.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Notes to Consolidated Financial Statements
For the six months ended June 30, 2005 and 2004
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

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Notes to Consolidated Financial Statements
For the six months ended June 30, 2005 and 2004
(Expressed in U.S. dollars)

7.	Sale and License-back of Computer Software (continued)

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note
discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain 2001	$2,270,394
Recognized gain	(71,842)
Deferred gain 2002	$2,198,552
Recognized gain in 2003	(16,040)
Deferred gain in 2003	$2,182,512
Recognized gain in 2004	(8,690)
Deferred gain 2004	2,173,822
Recognized gain in 2005	(373)
Deferred gain 2005	2,173,449

The deferred gain will continue to be amortized in proportion to the licensing fees payable over the term of the agreement.

8.	Stockholders’ Equity (Deficit)

	(a)	Issuance of Common Shares

During 2004, the Company issued 88,130,195 shares to Cornell Capital LLP including a corporate finance fee including 312,500 to Newbridge Securities Corp as an escrow agent fee and 50,000,000 in escrow in connection with the Standby equity underwriting agreement for financing as originally filed on the Company’s SB-2 on March 1, 2004. During 2005 the Company has issued to June 30, 2005 107,326,347 common shares drawing down the escrow shares as well as new issuances to Cornell Capital, LP with 68,458 remaining in escrow with Cornell Capital, LP.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Notes to Consolidated Financial Statements
For the six months ended June 30, 2005 and 2004
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

On Feb 18, 2005, the Board of Directors of the Company approved and filed the “2005 Consultant Stock Plan” (“2005 Plan”).

	(c)	Stock Option

There were no stock options granted for the period ended June 30, 2005

9.	Income Taxes

As at June 30, 2005 the Company has non-capital losses and undepreciated capital cost of approximately $3,400,000 and $80,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non- capital losses expire commencing in 2006 through 2010.

	(a)	The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2005	2004
Undepreciated capital cost of capital assets
over their net book value	$30,000	$19,000
Estimated tax loss carryforward	1,000,000	715,000
Less: valuation allowance	(1,030,000)	(734,000)
	-	-

The valuation allowance reflects the realization of the tax assets is unlikely.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Notes to Consolidated Financial Statements
For the six months ended June 30, 2005 and 2004
(Expressed in U.S. dollars)

10.	Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a) From October 1, 2004 to June 30, 2005, the Company has accrued interest of $53,062 at an interest rate of 5% per annum on loans totaling $1,293,321 from directors of the Company.

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

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three and six months ended June 30, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We were incorporated on October 29, 1999 under the laws of the State of Nevada as Triple 8 Development Corporation to engage in any lawful corporate purpose. We changed our name to CYOP Systems International Incorporated on October 30, 2000.

We have not been involved in any bankruptcy, receivership or similar proceedings.

The Company, and its subsidiaries, is a provider of multimedia transactional technology solutions and services for the entertainment industry. The Company’s range of products and services include financial transaction platforms for on-line video games, licensed online gaming software and integrated e-commerce transaction technology for on-line merchants.

In 2005 the Company embarked on an aggressive strategy to build up its services and productions capabilities by embarking on a number of new ventures. These “business centres” are all subsidiaries of the Company and join the existing divisions of the Company. They are as follows:

CrediPlay Transaction Software

The company has licensed a proprietary technology called CrediPlay, which essentially combines online games of skill to a database platform that allows players to compete against each other for money. It also houses a transaction platform, not unlike a virtual bank, which allows players to deposit money using their credit cards, pay for the games and ask to withdraw any winnings instantly in real time. This software is utilized as the ecommerce backend for the Company’s games and websites.

SkillArcade.com

www.skillarcade.com is CYOP’s central games portal; an online games destination where people play popular skill games against other players and compete in tournaments to win real money prizes. Games on the site include over the Internet, including Puzzle, Board, Trivia, Learning games, Action Games, Strategy, & Role Play games. Online skill games are games that have been formatted so that the rules of the game eliminate elements of luck, without changing the fundamental nature of what makes the game enjoyable and appealing. Players win cash and/or prizes based on one or more skills including; hand-eye coordination, reaction time, dexterity, spatial memory, long-term memory, pattern recognition, organizational skills, strategic planning, game play knowledge, general knowledge and intelligence.

Each contestant pays an entry fee to enter a tournament and the winner collects all the entry fees paid minus a tournament maintenance fee to CYOP Systems for providing the games, online tournament software and ecommerce banking.

The fee’s collected by CYOP range between $0.25 cents to $2.00 per game per player. This system of micro-payments is based on users playing multiple games over a user-session online. Tournaments generally run no longer than five minutes and involve five people on average. CYOP’s current hardware configuration can currently operate 10,000 tournaments consecutively at any given time, and the Company has the ability to increase that to 100,000 tournaments consecutively in the close future.

The Company also allows players to play on SkillArcade.com for free, and is planning to monetize these customers by placement of advertising on the website and by converting the free-player database into cash-players through aggressive interactive marketing strategies. SkillArcade.com currently has about 250,000 members.

CrediPlay.com Network

The games found on SkillArcade.com are available to third party operators whereby the third party operator pays a set up fee, and an ongoing percentage of the net revenues to CYOP. The third party operator is responsible for marketing the licensed website and for driving traffic that may be converted into cash play. Licensing in this manner builds brand awareness quickly and is commonplace throughout the online gaming industry.

CrediPlay.cn

The Company reached an agreement to feature CYOP's licensed pool and poker games on an exclusive basis with SINA.com Online, the North American subsidiary of SINA Corporation; a leading online media company and value-added information service provider for China and for global Chinese communities.

The executed joint marketing agreement provides exclusivity to CYOP to be the provider of online poker and online billiards type games on Game Channel pages throughout the SINA’s network sites, including mainland China, United States, Hong Kong and Taiwan. The expected launch date is targeted for the third quarter of 2005 on SINA’s network.

SINA Corporation is the leading online media company and value-added information service provider for China and for Chinese communities worldwide and has more than 100 million registered users. With the most recognized Internet brand in China, SINA has established a network of localized Web sites that target Greater China and overseas Chinese communities. SINA is a publicly traded company on the NASDAQ has close to 2,000 employees in its offices in six cities throughout Asia and the U.S. and maintains a network of four localized Web sites. At December 31, 2004 SINA generated annual net revenue of $200.0 million.

The games on the site are “Play-for-Free” meaning that customers may play the games and enter tournament for free after joining the site and providing personal data about themselves.

The Company intends to monetize the site by selling advertising on the site and within the games, by selling sponsorship opportunities and by renting out the player database to third party advertisers.

Red Felt Software

The Company launched www.redfeltsoftware.com through a newly formed United Kingdom Company, Red Felt Software Ltd., which has been organized as a wholly owned subsidiary of CYOP Systems International Inc.

With Red Felt Software Ltd. the Company will pursue in the iGaming market place turnkey licensing opportunities for enterprises wishing to enter and capitalize in this market space. The United Kingdom is being recognized as a jurisdiction embracing and regulating this sector. The first products are online Poker and online Bingo.

Online gaming will continue to be an explosive cash generator. Gaming consultants Christian Capital forecast that gaming revenue will rise to $22.7 billion (US) by 2009, from $8.2 billion in 2004, a growth of 22 percent. Online gaming is also expected grab an 8.1% share of the worldwide global gaming market.

Red Felt Software is a simple non-download gaming system that can be easily deployed by any webmaster or administrator. The Company also provides the necessary management experience and support to its licensees and their customers.

Red Felt Software Inc. provides the following to licensees who pay an upfront set up fee, a percentage of the net and a monthly hosting fee for:

  Fully built gaming site
  Non-Download gaming software
  Real Time live reporting
  Hosting & Server monitoring
  Credit Card Processing

TenseatPoker.com

The TenSeatPoker.com site will be the flagship play-for-cash poker site featuring the Company’s licensed poker games, and will be marketed with the goal of establishing brand recognition and driving revenues from targeted audience areas. Operated through its subsidiary, Red Felt Software, the Company has launched in Beta and expects to launch the full cash site in Q3.

The Company has negotiated with a number of payment processors to ensure global payments including the ability to leverage Check 21, laws regulating paper drafts, and new technologies to provide the optimal online payment processing. This also includes direct debit from banking institutions, major credit cards and multiple currencies.

More than 200 online poker sites collectively are generating about $3 billion a year in revenues, equal to 60% of last year's $5 billion in gambling revenues from all of the Las Vegas “Strip”. An estimated 1.7 million players are active online; meaning they've played Internet poker in the past six months. And about 150,000 people play on an average day, according to PokerPulse.com.

The Company plans to derive revenues from a percentage of the rake and through processing fees. Rake is the percentage of the pot that the house collects as compensation for hosting the game. The maximum rake in ring games is $3, with a minimum pot size needed for any rake. Tournament style games do not have a rake, but have an entry fee.

TenSeatPoker.com Chinese

The Company will be localizing the Company’s TenSeatPoker.com cash play site into Traditional and Simplified Chinese.

The TensSeatPoker.com site will be translated, leveraging our tournament sponsorship and advertising model with the design to convert players from third-party portals in Asia to a cash play gaming site.

The Company is continuing to seek out new partners in Asia who have large vertical portals and who are looking to add content and functionality to their web properties.

Even with its minimal penetration rate, China already ranks second in the world in total Internet users. According to eMarketer, during the 2004-2008 period, the US Internet population will grow at a 2.6% annual rate. In contrast, China's Internet population will grow during the 2004-2008 period by over 14.3% on an annual basis.

The Company plans to derive revenues from a percentage of the rake and through processing fees. Rake is the percentage of the pot that the house collects as compensation for hosting the game. The maximum rake in ring games is $3, with a minimum pot size needed for any rake. Tournament style games do not have a rake, but have an entry fee.

BingoBurst.com

The BingoBurst.com site will be the flagship play-for-cash Bingo site featuring the Company’s licensed multiplayer bingo games, and will be marketed with the goal of establishing brand recognition and driving revenues from targeted audience areas. Operated through its subsidiary, Red Felt Software, the Company expects to launch the full cash site in Q3.

Bingo is the largest and most socially accepted method of gambling throughout the world, and the current Internet bingo market is estimated to be more than $800 million with a 400% annual growth rate. Currently, between $70 and $90 billion USD is wagered at land based bingo halls each year around the world and there are approximately 60 million bingo players worldwide.

An estimated $10 billion is wagered each year at nearly 50,000 bingo halls in North America alone. This represents per capital spending of approximately $30 on bingo games.

The Company plans to derive revenues from a percentage of the Net Loss from customers who sign up, deposit and wager on the site and through processing fees. Net Loss is defined as the amount wagered by players minus payouts.

Red Felt Studios

The Company will be opening a game studio this Fall in Central Europe to capitalize on the growth of online casino gaming technologies.

CYOP intends to develop “Next Generation” 3D casino games, which will be made for cross platform integration. These games will be available for mobile gaming, console gaming and Internet PC applications. Variations of popular games such as Blackjack, Roulette, Pai Gow, Slots, Video Poker will be constructed for license to third-party operators, and game hardware suppliers.

The studio will be a wholly owned subsidiary of CYOP Systems International Inc., and will be centrally located in Slovakia. After weighing the pros and cons of a number of countries, it was decided that Slovakia’s business-friendly government policies that have helped facilitate a foreign investment boom made it an excellent choice. Slovakia's economic growth exceeded expectations in 2001-04, despite the general European slowdown. And their labour market liberalization and a 19% flat tax are also appealing.

The Slovak Republic joined the OECD, a group of 30 of the most developed countries in the world, in the year 2000 and is also a member of the European Union and NATO.

US video game sales totalled almost $10 billion in 2004, and will rise to $16 billion by 2007, an increase of 61%. Software sales totalled $6.3 billion in 2004, and will rise to $8.0 billion in 2008.

CYOP is looking to increase its presence in Europe, and build a global infrastructure. The Company feels that the growth opportunities in Europe are better given that the locals have not reached the saturation point s of the North American marketplaces. The Company also believes that the capital and labour market opportunities are better, and that attitudes towards online gaming are friendlier.

The Company intends to derive revenues from third party game licensors and also intends to market the games on its proprietary websites.

CrediPlay M Games

The Company has begun preliminary talks with mobile developers into launching mobile games. The Company has long realized the potential for wireless gaming and in now doing due diligence on and meeting with mobile platform developers. While games have been provided as a value added service so far, there is a move towards gearing up both subscription and pay for play skill based wireless apps. CYOP intends to be the leader in pay for play skill wireless gaming, and is actively working with strategic partners to exploit this niche over the next 12 months.

Carriers are rolling out packages that place emphasis on games, and value added services such as SMS, stock quotes and email. The growth of wireless gaming is the next step in the evolution of the video game industry. While Japan was the leader in wireless gaming technology, Europe has been getting a good reputation in developing SMS, MMS and Java games for a variety of Wireless ASP’s looking to develop their content. Now the US market is heating up, and both carriers and developers are determining how they may profit by the explosion of SMS and MMS technology in the North American marketplace. While games have been provided, as a value added service so far, there is a move towards gearing up both subscription and casino based wireless apps.

Gaming on mobile phones and wireless devices is set to generate revenues of US$19.3bn by 2009, according to a new report from Juniper Research, and in the short term the report said 2005 would see total mobile gambling revenues pass the US$2bn mark. The Asia-Pacific region is expected to contribute the largest share of total gross revenues with 39% of the market and Europe follows closely behind with a 37% market share, with the US making up the majority of the remainder.

The Yankee Group says there are already 27 million U.S. users playing games on their handsets, and CYOP intends to introduce its skill gaming model to this growing segment.

The Company intends to monetize it M-games through licensing to third parties and from marketing to mobile players through its proprietary gaming portals.

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

The Company had cash and cash equivalents of $22,843 at June 30, 2005 and a working capital deficit of $(1,815,695) with the deficiency arising primarily from $1,550,671 in loans from directors and accrued compensation for executives, compared to a working capital deficit of ($1,574,699) at June 30, 2004 to satisfy requirements for operations for the same period ending June 30, 2004. This reflects the continued commitment by management with an increase of advancing shareholder loans to cover the cost of operations.

Net cash provided by financing activities for the six month period ending June 30, 2005 was $584,800 for the period originating from common shares purchased by Cornell Capital, LP, a further promissory note from Cornell Capital, LP and settlement of their convertible debenture which compares to $175,000 in net cash provided to the Company for the same period in 2004.

During the six month period ended June 30, 2005, the Company used cash of $608,833 in operating activities compared to using $383,020 in the prior period ended June 30, 2004. This is a reflection of primarily three things; significant legal expenses and corporate finance fees incurred in connection with the equity financing being undertaken and consulting fees issued with common stock.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible partnerships and/or acquisition of complementary businesses, products and technologies. We have sufficient cash and cash equivalents on hand to conduct our operations through the third quarter of 2005.

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

Results of operations for the six months ended June 31, 2005 as compared to the six months ended June 31, 2004.

Revenue

For the six months ended June 30, 2005 the Company generated revenue of $5,033, from operations. The same six month period ending June 30, 2004 generated revenues of $15,994. The reduction in revenues for the comparable periods primarily is a reflection of the decrease in marketing efforts.

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, insurance and other general corporate and office expenses, for the six-month period ending June 30, 2005 of $112,957. General and administrative expenses decreased by $40,817 for the six-month period ended June 30, 2004 from $153,774. This decrease is primarily due to cost cutting measures related to overhead.

Consultants Fees

Consultant fees consist of the company’s contract labour primarily hi-tech services and management. Of the total $1,003,232 expense $783,000 is on account of stock issued as compensation. The balance $220,232 is actual cash expenses that have been paid or accrued. For the same six month period ended June 30, 2004 the expense was $201,072 in cash and accrued compensation.

Interest Expense

Interest expense increased by $5,621 from $47,441 for the six months ended June 30, 2004 to $53,063 for the six months ended June 30, 2005 primarily due to interest amounts on shareholder loans being accrued rather than forgiven.

Equity Method Investment

During the six months ended June 30, 2005 the Company recorded $30,839 of losses from it’s investment in equity securities accounted for by the equity method. The Company acquired the investment in December 2004.

Results of operations for the quarter ended June 31, 2005 as compared to the quarter ended June 31, 2004.

Revenue

For the quarter ended June 31, 2005 the Company generated revenue of $2,363, from operations. The same quarter period ending June 30, 2004 generated revenues of $4,404. Current revenues are now from a wide variety of affiliates and the company’s proprietary URL.

Cost of Sales

Cost of Sales for the three-month period ended June 30, 2005 was $28,330 and for the same three-month period ended June 30, 2004 $49,564 all with various third parties marketing companies. This cost of sales is primarily sales and marketing expenses for co-brand advertising and keyword buys for our site and participation in trade shows.

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

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, insurance and other general corporate and office expenses, for the three-month period ending June 30, 2005 of $42,553. General and administrative expenses decreased by $28,256 for the three-month period ended June 30, 2004 from $70,809. This decrease is primarily due to cost cutting measures related to overhead.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support the business.

Consultants Fees

Consultant fees consist of the company’s contract labour primarily hi-tech services and management. Of the total $126,500 expense in the period $44,500 was accrued compensation and $81,500 was an actual cash expense.

Interest Expenses

Interest expenses of $19,720 is a reflection of accrued interest on shareholder and related party loans. The imputed amount for the same quarter in 2004 was $23,002. This is a reflection of interest expense being accrued on shareholder loans and related party loans at a market rate.

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

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the company’s disclosure controls and procedures were effective.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3	DEFAULTS UPON SENIOR SECURITIES

None

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5	OTHER INFORMATION

None

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

Exhibit 31.1 Rule 13(a) – 14(a)/15(d) – 14(a) Certification (CEO)

Exhibit 31.2 Rule 13(a) – 14(a)/15(d) – 14(a) Certification (CFO)

Exhibit 32.1 Section 1350 Certifications (CEO)

Exhibit 32.2 Section 1350 Certifications (CFO)

	(b)	Reports on Form 8-K

On February 18, 2005 The Company filed a report on Form 8-K, Item 4 describing the change in auditors.

On March 8, 2005 The Company filed a report on Form 8-K, Item 5.02 describing the appointment of an independent director and audit committee member.

On April 5, 2005 The Company filed a report on Form 8-K, Item 5.02 describing the appointment of an independent director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed  on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated: July 20, 2005	By:	/s/ Mitch White

	Title:	Mitch White CEO, and Director