Form 10QSB
period 2005-09-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2005-11-04
CIK 1111698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

Commission file Number: 0-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0222927
(I.R.S. Employer Identification Number)

Unit A
149 South Reeves Drive
Beverly Hills, California
90212
(Address of principal executive offices)
(310) 691-2585
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 333,498,160 common shares as at September 30, 2005

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

CYOP SYSTEMS INTERNATIONAL INCORORATED

CYOP SYSTEMS INTERNATIONAL
INCORPORATED

Consolidated Financial Statements
(Expressed in U.S. Dollars)

September 30, 2005

Index

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the nine and three months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the nine months and three months ended September 30, 2005 and 2004

Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2005

Notes to the Consolidated Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	September 30, 2005	December 31, 2004
ASSETS
Current
Cash and cash equivalents	$257,045	$7,337
Accounts receivable	711	50,058
Prepaid expenses and deposit	143,459	2,440
Total current assets	401,215	59,835
Fixed assets, net	80,125	54,568
Investment in equity – method investee	1,627,157	1,668,285
Intangible assets, net	36,146	57,833
Total assets	$2,144,643	$1,840,521
LIABILITIES
Current
Demand loans related party	$1,334,030	$1,289,620
Accounts payable and accrued liabilities	250,756	288,785
Convertible debenture	650,000	70,000
Player funds on deposit	45,342	44,158
Short-term loan	212,725	212,725
Promissory note	-	100,000
Total current liabilities	2,492,853	2,005,288
Deferred revenue	2,173,507	2,173,822
Total Liabilities	4,666,360	4,179,110

Nature and continuance of operations

STOCKHOLDERS' DEFICIENCY
Share capital
Authorized:
500,000,000 shares of common stock with a par value
of $0.00002 per share
Issued, allotted and outstanding:
333,429,702 shares of common stock (2004 - 181,103,355)	6,669	3,623
Additional paid-in capital	2,605,103	1,062,970
Deficit accumulated	(5,133,489)	(3,405,182)
Total stockholders' deficiency	(2,521,717)	(2,338,589)
Total liabilities and stockholders' deficiency	$2,144,643	$1,840,521
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Stockholders' Deficiency
Nine Months ended September 30, 2005	Page 1of 1
(Unaudited)
(Expressed in U.S. Dollars)

					Total
			Additional		Stock-
	Common stock		paid-in	Deficit	Holders'
	Shares	Amount	Capital	accumulated	(deficiency)
Balance, December 31, 2004	181,103,355	3,623	1,062,970	(3,405,182)	(2,338,589)
Common Stock issued for cash	107,326,347	2,146	760,033		762,179
Common Stock issued for services	45,000,000	900	782,100		783,000

Net loss for the period				(1,728,307)	(1,728,307)

Balance, September 30, 2005	333,429,702	$6,669	$2,605,103	$(5,133,489)	$(2,521,717)
The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Nine Months
	September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Service fees	1,386	2,608	5,695	12,732
Sale – Crediplay – related party (Note 6)	(58)	1,444	315	7,044
Banking fees	43	68	394	340

Total Revenues	1,371	4,120	6,404	20,116
Cost of sales	(11,505)	(16,322)	(47,910)	(79,001)

Gross profit (loss)	(10,134)	(12,202)	(41,506)	(58,885)

Sales and Marketing expenses	(38,000)	-	(94,460)	-
Consultants fees	(128,000)	(99,428)	(1,131,232)	(300,500)
Corporate finance fees	(31,000)	-	(173,156)	(262,500)
General and admin fees	(62,731)	(36,488)	(175,688)	(190,263)

Operating Loss	(269,865)	(148,118)	(1,616,042)	(812,148)

Other income (loss)
Interest income related party	-	28,354	-	81,718
Interest expense	(18,075)	(24,816)	(71,137)	(72,257)
Equity in losses of equity-method investee	(10,289)	-	(41,128)	-
				-
Net loss for the period	(298,229)	(144,580)	(1,728,307)	(802,687)

Loss per share – basic and diluted

Loss from operations	(0.000)	(0.00)	(0.005)	(0.000)

Net loss	(0.000)	(0.00)	(0.006)	(0.000)
Weighted average number of
common shares outstanding	333,429,702	151,711,475	299,368,435	150,446,907

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,

		2005	2004	2005	2004

Cash flows from (used in) operating activities
Net loss for the period		(298,229)	(144,580)	(1,728,307)	(802,687)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets		7,229	7,229	21,687	21,687
- depreciation of fixed assets		4,711	4,813	13,558	14,812
- imputed interest on related party loan		-	24,816	-	72,257
- share issuance for services		-	-	899,307	258,490
- investment in equity interest		10,289	-	41,128	-
- accredited to convertible debenture		-	1,195	-	3,763
Changes in assets and liabilities:
- accounts receivable		139,796	98	49,347	-
- interest receivable		-	(20,110)	-	(52,204)
- note receivable related party		-	(5,635)	-	(16,783)
- prepaid expenses		(124,505)	(629)	(141,018)	(629)
- accounts payable and accrued liabilities		(11,547)	(21,295)	(38,029)	(22,685)
Increase in due from a director		(3,918)	138,424	44,410	358,576
- player funds on deposit		319	757	1,183	(6,783)
- deferred revenue		58	(1,444)	(315)	(7,044)
		(275,797)	(16,361)	(837,049)	(179,230)
Cash flows from (used in) investing activities
Purchase of fixed assets		-	-	(39,115)	-
		-	-	(39,115)	-
Cash flows from financing activities
Shares issued			-	642,826	-
Proceeds from promissory note		(140,000)	-	(100,000)	50,000
Proceeds from convertible debenture		650,000	-	580,000	125,000
		510,000	-	1,122,826	175,000

Increase (decrease) in cash and cash equivalents		234,203	(16,361)	246,662	(4,230)

Foreign exchange gain (loss) on cash held in		-	-	3,046	-
foreign currency
Cash (deficiency), beginning of period		22,842	21,188	7,337	9,057
Cash (deficiency), end of period	~~$~~	257,045	$4,827	$257,045	$4,827

Cash represented by:
Cash on hand	~~$~~	253,173	$1,698	$253,173	$1,698
Cash with processors		3,872	3,129	3,872	3,129
	~~$~~	257,045	$4,827	$257,045	$4,827

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
For the nine months ended September 30, 2005 and 2004
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
For the nine months ended September 30, 2005 and 2004
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
For the nine months ended September 30, 2005 and 2004
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

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the period ended September 30, 2005 amounted to $94,460 (not classified as a separate item) and (2004 - $0.00).

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
For the nine months ended September 30, 2005 and 2004
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
For the nine months ended September 30, 2005 and 2004
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As at September 30, 2005, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

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
For the nine months ended September 30, 2005 and 2004
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
For the nine months ended September 30, 2005 and 2004
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

At December 31, 2004, The Company’s equity-method investee approximate ownership interest consisted of a 19.99% interest based on the outstanding shares of Gaming Transactions, Inc. (OTC:GGTS). The Company does not have the ability to significantly influence GGTS. Summarized Balance Sheet and Operations information is as follows:

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. During the month of December 2004 the Company recorded a $6,688 loss based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,668,285 at December 31, 2004. During the period January 1, 2005 to September 30, 2005 the Company recorded a further loss of $41,128 reducing the carrying value to $1,627,157.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the nine months ended September 30, 2005 and 2004
(Expressed in U.S. dollars)

4.	Fixed assets
		September 30, 2005
			Accumulated	Net book
		Cost	depreciation	Value

	Audio and visual equipment	$21,558	$14,607	$6,951
	Computer hardware	135,979	64,962	71,017
	Computer software	3,088	3,088	-
	Office furniture and equipment	9,227	7,070	2,157
	Total	$169,852	$89,728	$80,125

		December 31, 2004
			Accumulated	Net book
		Cost	depreciation	Value

	Audio and visual equipment	$21,558	$13,450	$8,108
	Computer hardware	96,864	52,920	43,944
	Computer software	3,088	3,088	-
	Office furniture and equipment	9,227	6,711	2,516
	Total	$130,737	$76,169	$54,568

For the nine months ended September 30, 2005, depreciation expenses charged to cost of service, software development costs and general and administrative expenses were $13,558 (2004 - $14,812).

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
For the nine months ended September 30, 2005 and 2004
(Expressed in U.S. dollars)

5.	Intangible Assets (continued)
the Skill-Bingo game software
the website located at http://www.bigrbingo.com
the trademark “BiG’rBingo”
the BiG’rBingo customer deposits

The changes in the carrying amount of intellectual property as follows:

	2005	2004
Balance, beginning of year	$57,833	$86,749
Accumulated amortization	(21,687)	(28,916)
Balance, end of period	$36,146	$57,833

6.	Loans

(a) Demand Loans Related Party

	September 30	December 31
	2005	2004
i. Interest bearing and unsecured at 5% per annum:
- Andrea Carley – an officer	$44,098	$25,156
- Mitch White – a director and stockholder	1,067,812	1,054,726
- Gordon Samson – a director	83,904	104,457
- Patrick Smyth – a director	93,590	60,656
Total	$1,289,404	$1,244,995

(b) Short term Loan
	September 30	December 31
i. Non-Interest bearing and unsecured	2005	2004
- Jack Carley – related to a director and stockholder	$44,625	$44,625
Total	$44,625	$44,625

(c) Short-term Loan Related Party
	September 30,	December 31
	2005	2003
i. Interest at 10% per annum:
- RedRuth Ventures	212,725	212,725
Total	$212,725	$212,725

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the nine months ended September 30, 2005 and 2004
(Expressed in U.S. dollars)

6.	Loans (continued)

	(d)	Convertible debenture

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

The outstanding amount as at September 30, 2005 for this convertible debenture is $0.00.

On September 2, 2005, the Company executed another Convertible Debenture for $650,000 with Cornell Capital, LLP., with a one (1) year term and accrues annual interest of twelve percent (12%). The Convertible Debentures are also convertible at the holder’s option at a conversion price equal to $0.055, which may be adjusted pursuant to the terms of the Convertible Debentures. The Convertible Debentures are secured by substantially all the assets of the Company. The Convertible Debentures also extinguished a May 4, 2005 note for $200,000 with Cornell Capital,LP. On execution of the May 4 note, $60,000 was advanced and $140,000 recorded as a receivable to be advanced on filing a new SB-2.

As at September 30, 2005 outstanding amounts on (the “May 4 Note “) was $0.00.

The outstanding amount as of September 30, 2005 for this convertible debenture is $650,000.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the nine months ended September 30, 2005 and 2004
(Expressed in U.S. dollars)

6.	Loans (continued)

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the nine months ended September 30, 2005 and 2004
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

The gain on the sale of the Crediplay System is calculated as follows:

Sales price
Retirement of loan due to the purchaser	$1,200,000
Present value of $1,800,000 promissory note
discounted at 7% per annum	1,565,452
2,765,452
Software development costs incurred in 2001	(495,058)
Deferred gain 2001	$2,270,394
Recognized gain	(71,842)
Deferred gain 2002	$2,198,552
Recognized gain in 2003	(16,040)
Deferred gain in 2003	$2,182,512
Recognized gain in 2004	(8,690)
Deferred gain 2004	2,173,822
Recognized gain in 2005	(315)
Deferred gain 2005	2,173,507

The deferred gain will continue to be amortized in proportion to the licensing fees payable over the term of the agreement.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the nine months ended September 30, 2005 and 2004
(Expressed in U.S. dollars)

8.	Stockholders’ Equity (Deficit)

	(a)	Issuance of Common Shares

During 2004, the Company issued 88,130,195 shares to Cornell Capital LLP including a corporate finance fee including 312,500 to Newbridge Securities Corp as an escrow agent fee and 50,000,000 in escrow in connection with the Standby equity underwriting agreement for financing as originally filed on the Company’s SB-2 on March 1, 2004. During 2005 the Company has issued to September 30, 2005 107,326,347 common shares drawing down the escrow shares as well as new issuances to Cornell Capital, LP   with 68,458 common shares remaining in escrow with Cornell Capital, LP.

	(b)	2003 Consultant Stock Plan

On October 21, 2003, the Board of Directors of the Company approved and adopted “2003 Consultant Stock Plan” (“2003 Plan”). Pursuant to the 2003 Plan, it is a ten (10) year plan to grant common shares or right to receive common shares by consultants (per individual agreement) to a maximum 2,500,000 shares (restated for the company’s stock split). The allocated number of shares includes an indeterminate number of additional shares that may be issued to adjust the number of shares issued pursuant to the stock plan described herein as the result of any future stock split, stock dividend or similar adjustment of the registrant's outstanding common stock.

On Feb 18, 2005, the Board of Directors of the Company approved and filed the “2005 Consultant Stock Plan” (“2005 Plan”).

	(c)	Stock Option

There were no stock options granted for the period ended September 30, 2005

9.	Income Taxes

As at September 30, 2005 the Company has non-capital losses and undepreciated capital cost of approximately $3,400,000 and $80,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future   years. The non-capital losses expire commencing in 2006 through 2010.

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
For the nine months ended September 30, 2005 and 2004
(Expressed in U.S. dollars)

10.	Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a) The Company to September 30, 2005 has accrued interest of $48,326 at an interest rate of 5% per annum on current loans totaling $1,288,699 from directors of the Company.

(b) See Note 6, and 7.

On December 1, 2004 by agreement (Form 8-K December 13, 2004) the discounted promissory note, face value $1,800,000.00 dated December 1, 2001 and maturing December 14, 2010 (the “note”) was assigned to an affiliated company, Gaming Transactions Inc., (“assignee”) in consideration of 25 million restricted shares of the assignee’s common stock. This has been recorded as an equity investment and is booked as $1,628,657 as of September 30, 2005.

11.	Geographic Information

All the Company’s operations and fixed assets are located in the United States.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three and nine months ended September 30, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

The fee’s collected by CYOP range between $0.25 cents to $2.00 per game per player. This system of micro-payments is based on users playing multiple games over a user-session online. Tournaments generally run no longer than five minutes and involve five people on average. CYOP’s current hardware configuration can currently operate 10,000 tournaments consecutively at any given time, and the Company has the ability to increase that to 100,000 tournaments consecutively.

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

The executed joint marketing agreement provides exclusivity to CYOP to be the provider of online poker and online billiards type games on Game Channel pages throughout the SINA’s network sites, including mainland China, United States, Hong Kong and Taiwan. The expected launch date was targeted for the this quarter, however, with unexpected integration delays the fourth quarter of 2005 it is expected to be live on SINA’s network.

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

Red Felt Software Inc. provides the following to licensees who pay an upfront set up fee, a percentage of the net and a monthly hosting fee for:

  Fully built gaming site
  Non-Download gaming software
  Real Time live reporting
  Hosting & Server monitoring
  Credit Card Processing

TenseatPoker.com

The TenSeatPoker.com site will be the flagship play-for-cash poker site featuring the Company’s licensed poker games, and will be marketed with the goal of establishing brand recognition and driving revenues from targeted audience areas. Operated through its subsidiary, Red Felt Software, the Company has launched in Beta and expects to launch the full cash site in Q4.

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

BingoBurst.com

The BingoBurst.com site will be the flagship play-for-cash Bingo site featuring the Company’s licensed multiplayer bingo games, and will be marketed with the goal of establishing brand recognition and driving revenues from targeted audience areas. Operated through its subsidiary, Red Felt Software, as the Company has been delayed on contractual launches due to partner delays the Company expects to launch the full cash site in Q1, 2006.

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

Red Felt Studios

On September 14, 2005 the Company announced that instead of opening a game studio in Central Europe, the Company contracted Interkod Technologies Inc. in Slovakia to build online versions of multiplayer craps, blackjack, roulette and baccarat. The Company decided to contract a third party for the development work after further review of the costs and liabilities of operating another foreign subsidiary.

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

CYOP is looking to increase its presence in Europe, and build a global infrastructure. The Company feels that the growth opportunities in Europe are better given that the locals have not reached the saturation points of the North American marketplaces. The Company also believes that the capital and labour market opportunities are better, and that attitudes towards online gaming are friendlier.

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

Liquidity and Capital Resources

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations. As a result, the Company is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. The Company has exhausted a source of capital funding, as an equity funding with regulatory clearance of the SB-2 registration statement granted with the August 12, 2004 filing of the SB-2/A. We have started the process of authoring a further SB-2 registration statement.

The Company had cash and cash equivalents of $257,045 at September 30, 2005 and a working capital deficit of $(2,091,638) with the deficiency arising primarily from $1,334,030 in loans from directors and a $650,000 convertible debenture with Cornell Capital, LLP., compared to a working capital deficit of ($1,680,368) at September 30, 2004 to satisfy requirements for operations for the same period ending September 30, 2004.

Net cash provided by financing activities for the nine month period ending September 30, 2005 was $1,122,826 for the period originating from common shares purchased by Cornell Capital, LP, a further convertible debenture for $650,000 from Cornell Capital, LP which compares to $175,000 in net cash provided to the Company for the same period in 2004.

During the nine month period ended September 30, 2005, the Company used cash of $837,049 in operating activities compared to using $179,230 in the prior period ended September 30, 2004. This is a reflection of primarily two things; significant legal expenses and corporate finance fees incurred in connection with the equity financing and consulting fees issued with common stock.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible partnerships and/or acquisition of complementary businesses, products and technologies. We have sufficient cash and cash equivalents on hand to conduct our operations through the fourth quarter of 2005.

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

Results of operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Revenue

For the nine months ended September 30, 2005 the Company generated revenues of $6,404, from operations. The same nine month period ending September 30, 2004 generated revenues of $20,116. The reduction in revenues for the comparable period primarily is a reflection of the delay on our launch with Sina.com.

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, insurance and other general corporate and office expenses, for the nine-month period ending September 30, 2005 of $175,688. General and administrative expenses decreased by $14,575 for the nine-month period ended September 30, 2004 from $190,263. This decrease is primarily due to cost cutting measures related to overhead.

Consultants Fees

Consultant fees consist of the company’s contract labour primarily hi-tech services and management. Of the total $1,131,232 expense, $783,000 is on account of stock issued as compensation. The balance $348,232 is actual cash expenses that have been paid or accrued. For the same nine month period ended September 30, 2004 the expense was $300,500 in cash and accrued compensation.

Interest Expense

Interest expense remained almost the same from, $71,137 for the nine months ended September 30, 2005 and $72,257 for the nine months ended September 30, 2004 due to interest amounts on shareholder loans.

Equity Method Investment

During the nine months ended September 30, 2005 the Company recorded $41,128 of losses from it’s investment in equity securities accounted for by the equity method. The Company acquired the investment in December 2004.

Results of operations for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Revenue

For the quarter ended September 30, 2005 the Company generated revenue of $1,371, from operations. The same quarter period ending September 30, 2004 generated revenues of $4,120. Current revenues are from skill games and our lack of traffic from the launch delay on the Sina.com network.

Cost of Sales

Cost of Sales for the three-month period ended September 30, 2005 was $11,505 and for the same three-month period ended September 30, 2004 $16,322. This cost of sales is primarily site development and game licensing.

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

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, insurance and other general corporate and office expenses, for the three-month period ending September 30, 2005 of $62,731. General and administrative expenses increased by $26,243 for the three-month period ended September 30, 2004 from $36,488. This increase is primarily due to additional legal costs.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support the business.

Consultants Fees

Consultant fees consist of the company’s contract labour primarily hi-tech services and management. Of the total $128,000 expense in the period $67,000 was accrued compensation and $61,000 was an actual cash expense.

Interest Expenses

Interest expenses of $18,075 is a reflection of accrued interest on shareholder and related party loans. The imputed amount for the same quarter in 2004 was $24,816. This is a reflection of interest expense being accrued on shareholder loans and related party loans at a market rate.

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

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the company’s disclosure controls and procedures were effective.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

     PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3	DEFAULTS UPON SENIOR SECURITIES

None

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5	OTHER INFORMATION

None

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

Exhibit 31.1 Rule 13(a) – 14(a)/15(d) – 14(a) Certification of CEO

Exhibit 31.2 Rule 13(a) – 14(a)/15(d) – 14(a) Certification of CFO

Exhibit 32.1 Section 1350 Certification of CEO

Exhibit 32.2 Section 1350 Certification of CFO

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

On September 15, 2005 The Company filed a report on Form 8-K, Item 1.01 describing a material contract (convertible debenture) with Cornell Capital, LLP.

On September 29, 2005 The Company filed a report on Form 8-K, Item 5.02 describing the resignations of Mr. Patrick Smyth and Mr. Norman Mackinnon.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Date: November 3, 2005	By:	/s/ Mitch White

	Title:	Mitch White
CEO, and Director