Form 10KSB
period 2005-12-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2006-05-17
CIK 1111698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number: 000-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED
(Name of small business issuer in its charter)
Nevada
(State or other jurisdiction of incorporation or organization)

98-0222927
(I.R.S. Employer Identification Number)

Unit A
1022 6th Street - Unit A
Hermosa Beach, California
90254
(Address of principal executive offices)
(310) 691-2585
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
☐ Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year were $8,138.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,342,303 computed by reference to the price at which the common equity was sold as of May 15, 2006. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such person may be considered to be affiliated with the Company. As of May 15, 2006, the number of shares outstanding of the registrant's Common Stock was 333,498,160.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

Item 1. Description of Business

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

Business

The Company, and its subsidiaries, is a provider of multimedia transactional technology solutions and services for the entertainment industry. The Company’s range of products and services include financial transaction platforms for on-line video games, licensed online gaming software and integrated e-commerce transaction technology for on-line merchants.

In 2005, the Company embarked on an aggressive strategy to build up its services and productions capabilities by embarking on a number of new ventures. These “business centres” are all subsidiaries of the Company and join the existing divisions of the Company. They are as follows:

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

The fees collected by CYOP range between $0.25 cents to $2.00 per game per player. This system of micro-payments is based on users playing multiple games over a user-session online. Tournaments generally run no longer than five minutes and involve five people on average. CYOP’s current hardware configuration can currently operate 10,000 tournaments consecutively at any given time, and the Company has the ability to increase that to 100,000 tournaments consecutively in the near future.

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

The executed joint marketing agreement provides exclusivity to CYOP to be the provider of online poker and online billiards type games on Game Channel pages throughout the SINA’s network sites, including mainland China, United States, Hong Kong and Taiwan. The expected launch date is targeted for the first quarter of 2006 on SINA’s network.

SINA Corporation is the leading online media company and value-added information service provider for China and for Chinese communities worldwide and has more than 100 million registered users. With the most recognized Internet brand in China, SINA has established a network of localized Web sites that target Greater China and overseas Chinese communities. SINA is a publicly traded company on the NASDAQ has close to 2,000 employees in its offices in six cities throughout Asia and the U.S. and maintains a network of four localized Web sites. At December 31, 2005, SINA generated annual net revenue of $193.5 million.

The games on the site are “Play-for-Free” meaning that customers may play the games and enter tournament for free after joining the site and providing personal data about themselves.

The Company intends to monetize the site by selling advertising on the site and within the games, by selling sponsorship opportunities and by renting out the player database to third party advertisers.

Red Felt Software

The Company launched www.redfeltsoftware.com through a newly formed United Kingdom Company, Red Felt Software Ltd., which has been organized as a wholly owned subsidiary of CYOP Systems International Incorporated.

With Red Felt Software Ltd., we will pursue in the iGaming market place turnkey licensing opportunities for enterprises wishing to enter and capitalize in this market space. The United Kingdom is being recognized as a jurisdiction embracing and regulating this sector.

We recently announced an executed agreement with FutureBet Systems Inc., to purchase 40 online casino games and SportsBook software and platform for $1,200,000.00.

We purchased the software code of FutureBet system “V.2.4 which includes software for various casino table games and slot machines as well as Internet sports wagering software. We agreed to pay FutureBet $650,000 as follows: (i) $325,000 upon closing, (ii) installments of $30,000 thirty (30) days after the closing and $40,000 sixty (60) days after the closing, and (iii) the balance of $255,000 to be paid upon the effectiveness of a registration statement and concurrent funding with Cornell Capital Partners, LP (“Cornell Capital”) due payable no later than June 1, 2006. Should we default in any of the payments or issuance of shares under the Agreement then the rights to the source code shall revert back to FutureBet. Additionally, we will issue to FutureBet upon effectiveness of the registration statement, $550,000 in the Registrant’s common stock or $550,000 cash at our discretion. The shares that may be issued to FutureBet will be registered on registration statement to be filed. Prior to any stock issuance, FutureBet will enter into a twelve-month lock-up agreement which will limit the amount sold on a monthly basis dependent on market volume.

Some of the casino features are an icon driven menu system, an intuitive Quick Menu that allows the user to switch to different games in a single click, higher graphics resolution and many other industry revolutionizing features. The software is offered in an Instant Play/No download Flash version and a stand-alone Windows application that is the smallest download online.

The games have been translated in the following 9 languages: Japanese, Spanish, French, Dutch, German, Italian, Korean, Russian, and English.

Casino games that will be in the Company’s tournament software include:

•  Blackjack
•  American Roulette
•  European Roulette
•  Mini-Baccarat
•  Deuces Wild Video Poker
•  Jacks or Better Video Poker
•  Joker Wild Video Poker
•  Classic Slots
•  Cash Bash Slots
•  Caribbean Poker
•  Ride On Poker
•  Pai Gow Poker
•  Craps
•  Casino War
•  Red Dog
•  Three Card Poker

The Internet Sports Wagering Software covers North American and International sports and events. The software purchase also includes a full suite of reporting tools designed especially for licensing to third parties.

Online gaming is forecasted to be an industry segment with significantly above-average growth. Gaming consultants Christian Capital forecast that gaming revenue will rise to $22.7 billion by 2009, from $8.2 billion in 2004, an annualized growth rate of 22 percent. Online gaming is also expected to seize an 8.1% share of the worldwide global gaming market according to www.GamingPublic.com.

Red Felt Software is a simple non-download gaming system that can be easily executed and distributed to end-users by any webmaster or administrator. The Company also provides the necessary management experience and support to its licensees and their customers.

The Company intends to begin marketing activities with respect to the licensing of the software to existing portals online gaming operators as well as to traditional casinos. Furthermore, the Company intends to increase the sales force solicit licensing agreements with companies that have global clientele.

These games are being made available to third party operators whereby they pay one-time customization fees, followed by an ongoing percentage of the net revenues to CYOP. The third party operator is responsible for marketing the licensed website and for driving traffic that may be converted into cash play. Licensing in this manner builds brand awareness quickly and is commonplace throughout the online gaming industry.

Red Felt Software Ltd. provides the following services to licensees in exchange for the upfront set up fee, a percentage of the net revenue and a monthly hosting fee:

•  Fully built gaming site
•  Non-Download gaming software
•  Real Time live reporting
•  Hosting & Server monitoring
•  Credit Card Processing

TenseatPoker.com

The TenSeatPoker.com site will be the flagship play-for-cash poker site featuring the Company’s licensed poker games, and will be marketed with the goal of establishing brand recognition and driving revenues from targeted audience areas. Operated through its subsidiary, Red Felt Software Ltd., the Company announced an executed agreement with Action Poker Gaming Inc., to license their online poker system.

Action Poker Gaming Inc., (APG) is a wholly owned subsidiary of Las Vegas From Home.com Entertainment Inc. (TSX VENTURE: LVH; OTCBB: LVFHF; BERLIN:LVH)

The software includes classic poker games of Texas Hold’em, Omaha and 7 Card Stud, as well favorites such as Omaha Hi. Players will be able to pick from ring game action, daily tournaments with entries to the World Poker Tour, the World Series of Poker and all the major events.

Under the terms of the agreement, APG will be integrating the software at TenSeatPoker.com and will also be supplying CYOP with Chinese cash play versions of the software later in 2006.

The Company has negotiated with a number of payment processors to ensure global payments including the ability to leverage Check 21, laws regulating paper drafts, and new technologies to provide the optimal online payment processing. This also includes direct debit from banking institutions, major credit cards and multiple currencies.

More than 200 online poker sites collectively are generating about $3 billion a year in revenues, equal to 60% of last year's $5 billion in gambling revenues from all of the Las Vegas “Strip”. An estimated 1.7 million players are active online; meaning they've played Internet poker in the past six months and about 150,000 people play on an average day, according to PokerPulse.com.

The Company plans to derive revenues from a percentage of the rake and through processing fees. Rake is the percentage of the pot that the house collects as compensation for hosting the game. The maximum rake in ring games is $3, with a minimum pot size needed for any rake. Tournament style games do not have a rake, but have an entry fee.

TenSeatPoker.com Chinese

The Company will be localizing its TenSeatPoker.com cash play site into traditional and simplified Chinese.

The TensSeatPoker.com site will be translated, leveraging our tournament sponsorship and advertising model with the design to convert players from third-party portals in Asia to a cash play gaming site. The Company is continuing to seek out new partners in Asia who have large vertical portals and who are looking to add content and functionality to their web properties.

Even with its minimal penetration rate, China already ranks second in the world in total Internet users. According to eMarketer, during the 2004-2008 period, the U.S. Internet population will grow at a 2.6% annual rate. In contrast, China's Internet population will grow during the 2004-2008 period by over 14.3% on an annual basis.

The Company plans to derive revenues from a percentage of the rake and through processing fees. Rake is the percentage of the pot that the house collects as compensation for hosting the game. The maximum rake in ring games is $3, with a minimum pot size needed for any rake. Tournament style games do not have a rake, but have an entry fee.

CrediPlay M Games

The Company has begun preliminary talks with mobile developers into launching mobile games. The Company has long realized the potential for wireless gaming and in now doing due diligence on and meeting with mobile platform developers. While games have been provided as a value added service so far, there is a move towards gearing up both subscription and pay-for-play skill based wireless applications. CYOP intends to be the leader in pay for play skill wireless gaming, and is actively working with strategic partners to exploit this niche over the next 12 months.

Carriers are rolling out packages that place emphasis on games, and value added services such as SMS, stock quotes and email. The growth of wireless gaming is the next step in the evolution of the video game industry. While Japan was the leader in wireless gaming technology, Europe has been getting a good reputation in developing SMS, MMS and Java games for a variety of Wireless ASP’s looking to develop their content. Now the US market is heating up, and both carriers and developers are determining how they may profit by the explosion of SMS (“Short Message Service”) and MMS (“Multimedia Messaging”) technology in the North American marketplace. While games have been provided, as a value added service so far, there is a move towards gearing up both subscription and casino based wireless applications.

Gaming on mobile phones and wireless devices is set to generate revenues of US$19.3 billion by 2009, according to a new report from Juniper Research, and in the short term the report said 2005 would see total mobile gambling revenues pass the US$2 billion mark. The Asia-Pacific region is expected to contribute the largest share of total gross revenues with 39% of the market and Europe follows closely behind with a 37% market share, with the US making up the majority of the remainder.

The Yankee Group says there are already 27 million U.S. users playing games on their handsets, and CYOP intends to introduce its skill gaming model to this growing segment.

The Company intends to monetize its M-games through licensing to third parties and from marketing to mobile players through its proprietary gaming portals.

Credit Card Processing Fees

Our transaction network receives credit card processing fees for every deposit of cash into a member’s financial account. This e-commerce transactional network is also the backbone for additional ventures, which stem from the CrediPlay network.

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

We developed the CrediPlay network as a new playing field for the growing number of people playing games on line.

Distribution Methods Of Our Products And Services

Game And Information Portals

The dominant gaming portals are located in North America and are in the English language. They include GameSpy, MSN Game Zone, Yahoo! Games, Lycos Games, and Pogo (Electronic Arts). Stung by the overall advertising crunch that has shut down many content sites, operators of free game sites are scrambling for ways to make a consistent profit. The portals that survive will be those that form both short and long-term alliances with other content and service providers, so they can offer new revenue-generating services such as e-commerce, subscription fees, placement fees, and premium content. Those are our primary targets. We are targeting potential licensees because:

CYOP’s intent is to partner with portals and to license to third parties in this market place because:

1.	Existing traffic - these types of sites are well established and they aggressively market themselves to keep their unique and returning visitor numbers high.
2.	Existing databases - these sites have developed large databases of members with sophisticated information.
3.	Software built in English - CrediPlay has been designed in English, so integration is immediate.
4.	Proximity for business development.
5.	Instant revenues - CYOP does not have to spend great amount of resources marketing.
6.	The portals need new revenue sources.

Asia/Europe

We believe that the opportunity to develop a gaming portal exists in the emerging markets of Asia and Europe. Marketing to these relatively under-developed areas of the e-commerce world costs a fragment of the same in North America. China, Taiwan and Korea are being made a priority as they have a high proportion of gamers, strong Internet growth and readily disposable income. Europe continues to increase in online numbers and the Company has recently localized the software into German, French and Italian. Furthermore, we have partnered with Vertical Portals in Europe to increase our exposure.

CYOP plans to partner with companies in each market, and to localize its proprietary portal and systems into respective languages. The partner companies will be expected to handle local issues and drive marketing efforts.

A summation of why CYOP intends to build global portals is as follows:

1.	Higher share of Network Maintenance Fees through Joint Venture agreements.
2.	First in Market - North America is approximately two to five years ahead of the rest of the Internet world, and there exists an opportunity for start-up ventures.
3.	Relative ease and low cost of marketing - as compared to the Americas.
4.	Long-term revenues - Future growth in the industry will be driven by extra-American countries.

Our product of providing on-line access to pay-for-play video gaming is not distributed in the conventional sense. Rather, video gamers log on to our Internet site and register at one of the membership levels to enter play. We believe that news of our unique site and pay-for-play concept will spread quickly through the on-line gaming community. If we have available capital, we also propose to advertise at venues such as the computer game developers conference, electronic entertainment exposition and various on-line traditional video game sites.

CYOP Systems And The Video Game Industry

We intend to position ourselves as an asset to all industry players through an integrated transaction technology.

Game console developers are creating web browser capabilities within their next generation systems that will enable players to connect to the CrediPlay network.

Transaction technology within the CrediPlay network creates a means by which game developers can create pay-for-play versions of their games. Developers can utilize the CrediPlay network to market and promote their games.
CYOP has created a new business model for game server operators. By simply utilizing the CrediPlay network games third party servers, operators can host pay-for-play video games, generating a significant additional source of revenue.

We believe professional game leagues are limited to physical tournament settings or reliance on sponsorships for financing. The CrediPlay network creates a 24-hour market of interactive video gaming where players enter tournaments through their own financial accounts.

How We Plan To Expand Our Business Model

We intend to capitalize on our experience in the on-line gaming Industry by leveraging our experience and contacts in this, the most profitable sector of the global digital economy. With the ability to integrate with popular online games like bingo, we believe that we have the opportunity to gain acceptance by licensing its software to the mainstream Internet portals and games sites as a viable on going alternative to advertising and subscription-based revenues

Portals such as Bingo.com have been depending on the Internet advertising model as their sole source of revenues with moderate success. The addition of the <Pay-for-Play> model allows these portals to further capitalize on their existing database; a demographic of repeat game players. The ease of integration allows companies to add to their core business without any software development costs or expensive downtime. One hundred percent automated, the system registers players in tournaments, runs the tournaments and pays the winners instantly.

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

Management

While our management has signed agreements they are under no contractual obligation to remain with us and their departure could cause our business to fail. Our directors and our officers have varied business interests and are working for other companies from time to time. Members of management have signed written employment agreements with us only as at January 1, 2003 and have deferred fees as we have not been able to afford to pay management members. As at January 2005, these fees will be accrued or paid out to ensure management devotes necessary time and energy to the Company.

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

Financing

We are highly dependent upon our management for financing our software development and ongoing operations. We were cleared by the Securities exchange Commission (“SEC”) and National Association of Securities Dealers (“NASD”) in September 2002 to have our securities quoted in the OTC BB. We have just begun earning revenues (“NMF”) through the use of our pay for play software. While we have been and continue to be dependent upon management for loans to our company to fund our operations. The Company in December 2003 negotiated a financing with Cornell Capital LP of up to five million dollars ($5,000,000). The financing is based on a draw-down and the purchase price is set at 98% of the Market Price. This was completed in the fall of 2004.

On December 15, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital LP. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased secured convertible debentures in the original principal amount of $1,350,000. The debentures have a three-year term and accrues annual interest of 10%. The $700,000 under the secured convertible debenture was disbursed to us upon the execution of the Securities Purchase Agreement on December 15, 2005. The balance will be disbursed upon the discharge of certain conditions placed upon the Company in the SPA. The debentures mature on December 15, 2008. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are convertible from time to time into our common stock of by Cornell for at the price per share of an amount equal to ninety percent (90%) of the lowest average volume weighted average price of our Common Stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date. We granted Cornell a security interest in certain of its assets pursuant to amended and restated security agreement dated December 15, 2005. Cornell also received five year warrants to purchase 2,970,000 shares of common stock, 1,350,000 shares at an exercise price of $0.05 per share and 1,620,000 shares at an exercise price of $0.06 per share.

On September 2, 2005, we entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, CYOP may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell Capital Partners will pay us 98% of the lowest volume weighted average price of our common stock as quoted by the Over-the-Counter Bulletin Board during the five trading days immediately following the notice date. Cornell Capital Partners will also retain 4% of each advance under the Equity Distribution Agreement. The amount of each cash advance is subject to a maximum amount of $800,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners received two warrants to purchase 27,500,000 shares of our common stock as a one-time commitment fee under the Equity Distribution Agreement. The first warrant for 15,000,000 shares of our common stock has an exercise price equal to $0.05. The second warrant for 12,500,000 shares of our common stock has an exercise price equal to $0.06. The warrants expire three years from September 2, 2005. The Equity Distribution Agreement with Cornell Capital Partners was terminated pursuant to a Termination Agreement dated December 15, 2005.

In addition, on September 2, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased a secured convertible debenture in the original principal amount of $650,000. Cornell surrendered this $650,000 convertible debenture plus unpaid and accrued interest totaling $19,660 in consideration in part for the Debentures that were issued.

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

Dilutive Effect of Future Sales of Securities

Future sales of substantial amounts of CYOP’s Common stock in the public market could adversely affect the market price of the Common stock and shareholders could experience dilution in their stock ownership of the Company and in the value of their shares. Dilution is a reduction in the value of the holder’s investment measured by the difference between the purchase price of the shares of the Common stock and the net tangible book value of the shares after the purchase takes place. As at December 31, 2005 there were 333,498,160 shares of Common stock issued and outstanding.

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

Item 2. Description of Properties

At December 31, 2005, we maintained an office at 1022 6th Street - Unit A, Hermosa Beach, California. This office space is provided free of charge by one of our Directors. Monthly lease payments on this office space are zero. These facilities are temporary until our revenue exceeds our expenses. All our infrastructure and equipment is located in the Westin Building in Seattle, Washington on a co-location agreement for $1,500.00 per month.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our stock began trading on the Over-the-Counter Bulletin Board in September 2002 under the symbol “CYOS.OB.”

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR 2003	High Bid	Low Bid
Quarter Ended March, 31, 2003	$0.0400	$0.0060
Quarter Ended June 30, 2003	$0.0750	$0.0070
Quarter Ended September 30, 2003	$0.3700	$0.0090
Quarter Ended December 31, 2003	$0.1400	$0.0330

YEAR 2004	High Bid	Low Bid
Quarter Ended March 31, 2004	$0.0450	$0.0200
Quarter Ended June 30, 2004	$0.0330	$0.0090
Quarter Ended Sept. 30, 2004	$0.0110	$0.0018
Quarter Ended Dec. 31, 2004	$0.0043	$0.0013

YEAR 2005	High Bid	Low Bid
Quarter Ended March 31, 2005	$3.36	$0.0018
Quarter Ended June 30, 2005	$0.6000	$0.0070
Quarter Ended September 30, 2005	$0.0566	$0.022
Quarter Ended December 31, 2005	$0.0350	$0.0018

          (b) Holders Of Common Stock

As of May 15, 2006, we had approximately 2,025 shareholders of our common stock and 333,498,160 shares of our common stock were issued and outstanding. The transfer agent and registrar for our common stock is Nevada Agency and Trust Company. Their address is Suite 880, Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 89501, and their telephone number is (775) 322-0626.

(c) Dividends

We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit the ability of us to pay cash dividends if declared by the Board of Directors. The holders of common stock are entitled to receive dividends if and when declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the shareholders. Generally, we are not able to pay dividends if after payment of the dividends, we would be unable to pay our liabilities as they become due or if the value of our assets, after payment of the liabilities, is less than the aggregate of our liabilities and stated capital of all classes. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Equity Compensation Plan

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$0	0

Equity compensation plans not approved by equity holders	45,000,000	0.0187	0

Total	45,000,000	$841,500	0

(e) Description of Equity Compensation Plans

2003 Consultant Stock Plan

Our 2003 Stock Plan (the "2003 Plan"), adopted by the Company on October 21, 2003. Pursuant to the 2003 Plan, it is a ten (10) year plan to grant common shares or right to receive common shares by consultants (per individual agreement) to a maximum 2,500,000 shares (restated for the Company’s stock split). The allocated number of shares includes an indeterminate number of additional shares that may be issued to adjust the number of shares issued pursuant to the stock plan described herein as the result of any future stock split, stock dividend or similar adjustment of the registrant’s outstanding common stock.

The purpose of the 2003 plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those person with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company.

On October 29, 2003, we filed with the SEC a registration statement on Form S-8 for the purpose of registering the common shares issuable under the 2003 Plan under the Securities Act of 1933.

2005 Consultant Stock Plan

Our 2005 Non-Qualified Stock Option Plan (the "2005 Plan"), adopted by the Company on February 18, 2005, is intended to promote the financial success and interests of the Company and materially increase shareholder value by giving incentives to the eligible officers and other employees and directors of and consultants and advisors to the Company and any present or future subsidiaries of the Company through providing opportunities to acquire stock in the Company.

We reserved a total of 40,000,000 common shares for issuance under the 2005 Plan. The Stock Plan provides for the grants of common stock. No awards may be issued after the ten year anniversary of the date we adopted the Stock Plan, the termination date for the plan.

On February 24, 2005, we filed with the SEC a registration statement on Form S-8 for the purpose of registering the common shares issuable under the 2005 Plan under the Securities Act of 1933.

Stand-Alone Grants

From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

Item 6. Management’s Discussion and Analysis or Plan of Operations

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

Overview

We have been primarily focused on developing channel partners and exploiting opportunities to drive traffic to our site. Management has financed most of our operations to date along with Cornell Capital Partners LP. However, management is not under any contractual obligation to provide continued funding. We will spend approximately $1 million in the next 12 months to maintain current operations at our current expenditure rate; not including any marketing initiatives or expansion plans. Additional funds in the amount of $1.5 million will be required for a complete launch of the Crediplay system including a full marketing budget. Executive and key personnel have executed management contracts; however fees and salaries have been accrued by the Company. To ensure retention of executive and key personnel the Company will again be paying fees and salaries or accruing them as necessary for 2006.

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

In September 2002, we launched a suite of free and “pay for play” games including card, strategy, arcade, sports and multiplayer games, terminating our licensing contract with Bingo.com. Our proprietary site www.skillarcade.com as at December 31, 2005 has about 275,000 members, 250 affiliate sites and has processed since inception approximately 3.5 million transactions.

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

Results of Operations

Revenue

Revenue decreased to $8,138 in 2005. This decrease is a result of limited marketing and the management time expended in closing the SEDA (“Standby Equity Distribution Agreement”) with Cornell Capital Partners LLP.

Cost of Revenue

The Company recorded cost of revenue of $59,302 during the year ended December 31, 2005 and $95,697 during the year ended December 31, 2004. This decrease is reflective of a number of things including a decrease in games licensing costs, coupled with a material expenditure in excess of $50,000 in game development costs and site translation costs.

Sales and Marketing expenses

Sales and marketing expenses increased to $69,915 for the year ended December 31, 2005 from $0 for the year ended December 31, 2004. This is a result of a management decision to try various methods of driving traffic to the proprietary site www.skillarcade.com without significant expenditures in third party advertising campaigns. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our site and participation in trade shows.

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

General and Administrative expenses

General and administrative expenses consist primarily of legal and audit professional fees, finance, travel and other general corporate and office expenses. General and administrative expenses increased to $281,726 in 2005 as compared to $201,695. This was not primarily due to any one single factor. General and administrative costs also included a significant increase in associated legal fees from an ongoing SB-2 registration process.

Consulting fees

Consulting fees increased to $1,194,552 in 2005 from $410,874 in 2004. This was primarily due to issuance of S-8 stock to consultants for services.

Corporate financing fees

Corporate financing fees decreased to $213,169 in 2005 from $317,392 in 2004 due to increased amounts of borrowing during the year as opposed to multiple borrowings for lower amounts in the previous year.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support the business.

Interest expense

Imputed interest expense decreased to $120,568 in 2005 from $123,657 in 2004 from demand loans from related parties. This is a result of loans to the Company from shareholders and directors accruing interest at 5% per annum as at October 1, 2004.

Loss per share and net loss

The Company ended the year with a net loss of ($2,012,050) in 2005, compared to ($1,049,504) in 2004. The net loss position for 2005 reflects a ($0.006) per share loss compared to the 2004 per share loss of ($0.007).

Liquidity and capital resources

While the Company now has access to a source of financing, management has utilized the SEDA only when necessary to fund operations. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations.

The Company had cash and cash equivalents of $218,844 and a working capital deficiency of ($2,371,842) at December 31, 2005. This compares to cash and cash equivalents of $7,337 and working capital deficiency of ($1,945,453) at December 31, 2004. This reflects the continued commitment by management with an increase of advancing shareholder loans and initial funding from Cornell Capital LLP in the form of promissory notes and convertible debentures to cover the cost of operations.

During the year ended December 31, 2005, the Company used cash of $1,424,299 in operating activities compared to using $601,301 in the prior year.

Net cash provided by financing activities was $1,694,374 in 2005, which compares to $638,564 in 2004. During the year ended December 31, 2005, $100,000 in promissory notes were granted by Cornell Capital Partners LLP and $1,350,000 in convertible debentures, of which $1,350,000 plus accrued interest remained outstanding at December 31, 2005.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2006, and are substantially dependent on the equity financing and interim funding from our Chairman and CEO to continue operations.

The Company concluded an underwriting in the third and fourth quarters with Cornell Capital LP and the associated SB-2 was filed subsequent to the year-end on March 16, 2006 on EDGAR. Management believes with this financing and some material contracts executed in the fourth quarter that the Company is in a position to positively impact its nominal revenues to date. As there have been only nominal revenues for 2005 and 2004 due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) (discounted to $1,605,739) that was additionally guaranteed by the shareholder loan of Mitch White was assigned to an affiliated company.

The original marketing and licensing and exploitation agreement (Filed on Form 8-K on April 15, 2002) anticipated the promissory note to be paid down from generated revenues. To date this has not occurred due to lack of revenues. Consequently an agreement was reached exchanging the note for 25 million shares of Gaming Transactions Inc (“GGTS”) a pink sheet issuer at a deemed price of $0.075 per share. As at December 2005 this stock was thinly traded.

Pursuant to the above-mentioned Marketing and Distribution Agreement executed on December 1, 2001, the anticipated revenue considered more than adequate to pay down the promissory at the time of the Agreement had not materialized as at December 31, 2005. In light of this lack of revenue, the Company has concluded that the realization of the deferred revenue was highly improbable for the foreseeable future. The Company wrote this deferred revenue down by $2,173,507 to a value of nil, and credited the Company’s additional paid-in capital for this amount.

The auditors' report on the Company's December 31, 2005 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at December 31, 2005 is not materially different from their carrying value.

On December 15, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased secured convertible debentures in the original principal amount of $1,350,000. The debentures have a three-year term and accrues annual interest of 10%. The $700,000 under the secured convertible debenture was disbursed to us upon the execution of the Securities Purchase Agreement on December 15, 2005.

The debentures mature on December 15, 2008. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are convertible from time to time into our common stock of by Cornell for at the price per share of an amount equal to ninety percent (90%) of the lowest average volume weighted average price of our Common Stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date. We granted Cornell a security interest in certain of its assets pursuant to amended and restated security agreement dated December 15, 2005. Cornell also received five year warrants to purchase 2,970,000 shares of common stock, 1,350,000 shares at an exercise price of $0.05 per share and 1,620,000 shares at an exercise price of $0.06 per share.

These instruments are not for trading purposes. They are classified as embedded derivatives pursuant to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and as such are carried at the difference of the exercise prices and the trading prices as prescribed by the SPA at the balance sheet dates.

To December 31, 2005, all revenues are incurred In United States dollars. Cash costs have been realized in both United States dollars and in Canadian dollars and as such, are subject to material foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

Item 7. Financial Statements

The financial statements of the Company and related schedules are included following this page.

CYOP SYSTEMS INTERNATIONAL
INCORPORATED

Consolidated Financial Statements
(Expressed in U.S. Dollars)

December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of CYOP Systems International Incorporated and it’s Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

De Leon & Company, P.A.
Pembroke Pines, Florida
March 17, 2006

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
December 31, 2005 and 2004
(Expressed in U.S. Dollars)
	2005	2004
ASSETS
Current
Cash and cash equivalents	$218,844	$7,337
Accounts receivable	711	50.058
Prepaid expenses and deposit	473,518	2,440
Total current assets	693,073	59,835
Fixed assets	92,694	54,568
Investment in equity - method investee	1,618,278	1,668,285
Intangible assets	28,916	57,833
Total assets	$2,432,962	$1,840,521
LIABILITIES
Current
Demand loans related party	$1,161,167	$1,289,620
Accounts payable and accrued liabilities	244,326	288,785
Convertible debenture	1,369,660	70,000
Player funds on deposit	46,088	44,158
Short-term loan	212,725	212,725
Promissory note	—	100,000
Conversion option	30,949	—
Total current liabilities	3,064,915	2,005,288
Deferred revenue	—	2,173,822
Total Liabilities	3,064,916	4,179,110

Nature and continuance of operations

STOCKHOLDERS' DEFICIENCY
Share capital
Authorized:
500,000,000 shares of common stock with a par value
of $0.00002 per share
Issued, allotted and outstanding:
181,103,355 shares of common stock (2004 - 181,103,355)	6,669	3,623
Additional paid-in capital	4,778,610	1,062,970
Deficit accumulated	(5,417,232)	(3,405,182)
Total stockholders' deficiency	(631,953)	(2,338,589)
Total liabilities and stockholders' deficiency	$2,432,962	$1,840,521

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2005 and 2004	Page 1 of 2
(Expressed in U.S. Dollars)

			Additional		Total
	Common stock		paid-in	Deficit	Stockholders'
	Shares	Amount	capital	accumulated	(deficiency)

Balance, December 31, 2003	142,973,160	2,860	695,464	(2,355,677)	(1,657,353)

Shares issued for legal services at $0.03995 per share	212,500	4	7,434	—	7,438
on January 27, 2004

Shares issued for corporate finance fees at $0.032 per	7,500,000	150	262,350	—	262,500
share on January 27, 2004

Shares issued for escrow agent services at $0.032 per	312,500	6	10,931	—	10,937
share on January 27, 2004

Shares issued to Cornell Capital at $0.0032 per share	3,125,000	63	12,437	—	12,500
on September 9, 2004

Shares issued to Cornell Capital at $0.0011 per share	4,545,454	91	11,273	—	11,364
on November 5, 2004

Shares issued to Cornell Capital at $0.0015 per share	3,333,333	67	7,266	—	7,333
on November 10, 2004

Shares issued to Cornell Capital at $0.0013 per share	3,846,154	77	8,385	—	8,462
on November 16, 2004

Shares issued to Cornell Capital at $0.00185 per share	5,405,405	108	16,108	—	16,216
on November 23, 2004

Balance, December 31, 2003	171,253,506	$3,426	$1,031,648	$(2,355,677)	$(1,320,603)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2005 and 2004	Page 2 of 2
(Expressed in U.S. Dollars)

			Additional		Total
	Common stock		paid-in	Deficit	StockHolders
	Shares	Amount	capital	accumulated	(deficiency)

(continued from page 1)

Balance, Forward	171,253,506	3,426	1,031,648	(2,355,677)	(1,320,603)

Shares issued to Cornell Capital at $0.00185 per share	5,405,405	108	17,189	—	17,297
on November 30, 2004

Shares issued to Cornell Capital at $0.00185 per share	4,444,444	89	14,133	—	14,222
on November 30, 2004

Net loss for the year	—	—	—	(1,049,505)	(1,049,505)

Balance, December 31, 2004	181,103,355	$3,623	$1,062,970	$(3,405,182)	$(2,338,589)

Balance, Forward	181,103,355	$3,623	$1,062,970	$(3,405,182)	$(2,338,589)

Shares issued to Cornell Capital at $0.0071 per share	107,394,805	2,146	760,033	—	762,179

Shares issued for services at $0.0174 per share	45,000,000	900	782,100	—	783,000

Write down of deferred revenue	—		2,173,507	—	2,173,507

Net loss for the year	—	—	—	(2,012,050)	(2,012,050)

Balance, December 31, 2005	333,498,160	6,669	4,778,610	(5,417,232)	(631,953)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004
(Expressed in U.S. Dollars)
	2005	2004
Revenue
Sales - Crediplay	$315	$8,690
Service fees	7,390	15,706
Banking fees	433	385
Ad sales	—	—
	8,138	24,781
Cost of sales	59,302	95,697
	(51,164)	(70,916)

Sales and marketing expenses	(69,915)	—
Consultants fees	(1,194,552)	(410,874)
Corporate Finance fees	(213,169)	(317,392)
General and Admin fees	(281,726)	(201,695)
Conversion option	(30,949)	—
Operating loss	(1,841,475)	(1,000,877)
Other income (loss)
Interest income related party	—	81,717
Interest Expense	(120,568)	(123,657)
Equity in losses of equity-method investee	(50,007)	(6,688)
Net loss for the year	$(2,012,050)	$(1,049,505)
Loss per share - basic and diluted

Loss from operations	$(0.006)	$(0.006)

Net loss	$(0.006)	$(0.007)

Weighted average number of common shares outstanding - basic and diluted	307,953,741	154,426,228

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004
(Expressed in U.S. Dollars)
	2005	2004
Cash flows from (used in) operating activities
Net loss for the year	$(2,012,050)	$(1,049,505)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	28,916	28,916
- depreciation of fixed assets	23,489	18,934
- imputed interest on related party loan	—	72,257
- investment in equity interest	50,007	—
- shares issuance for services	899,309	258,490
- forgiveness of debt	—	—
- accredited to convertible debenture	—	6,074
Changes in assets and liabilities:
- accounts receivable	49,347	—
- note receivable related party	—	—
- prepaid expenses and deposit	(471,078)	61
- accounts payable and accrued liabilities	(24,798)	77,071
- player funds on deposit	1,930	(4,909)
- deferred revenue	(315)	(8,690)
- conversion option	30,949	—
	(1,424,298)	(601,301)
Cash flows from (used in) investing activities
Proceeds from disposal of fixed assets	—	—
Increase in software development costs	—	—
Purchase of investments	—	—
Purchase of fixed assets	(61,615)	—
	(61,615)	—
Cash flows from (used in) financing activities
Shares issued	642,826	—
Increase in due from director	(128,453)	468,564
Proceeds from promissory note	(100,000)	100,000
Proceeds from convertible debenture	1,280,000	70,000
	1,694,373	638,564
Increase in cash and cash equivalents	208,460	37,263
Effect of exchange rate on cash	3,047	(38,983)
Cash and cash equivalents, beginning of year	7,337	9,057
Cash and cash equivalents , end of year	$218,844	$7,337
Cash and cash equivalents represented by:
Cash	$217,450	$4,186
Cash with processors	1,394	3,151
	$218,844	$7,337

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
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

CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. On August 31, 2000, CYOP Barbados acquired 100% of the issued and outstanding shares of Moshpit Entertainment Inc., Canada (“Moshpit”), a company incorporated under the laws British Columbia, Canada. CYOP Barbados sold 100% of the issued and outstanding shares of Moshpit by an agreement dated April 1, 2002 to a former stockholder and the sole director

The Company, and its subsidiaries, are providers of multimedia transactional technology solutions and services for the entertainment industry. The Company’s range of products and services include financial transaction platforms for on-line video games and integrated e-commerce transaction technology for on-line merchants. These services are considered as one segment only based on internal organizational structure.

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

2.     Significant Accounting Policies

(a)    Basis of Consolidation

These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its wholly owned subsidiaries CYOP Barbados and Red Felt Software limited (UK). Significant inter-company accounts and transactions have been eliminated.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

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

(c)    Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased. The Company occasionally will have amounts on deposit at financial institutions that exceed the $100,000 FDIC insurance limit. The Company believes there is no significant risk with respect to these deposits. At December 31, 2005 the Company had deposits with financial institutions that exceeded the insured amounts by approximately $117,500.

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
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

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

(g)    Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred. Cost incurred after technological feasibility are capitalized and amortized over the estimated benefit period in accordance with Emerging Issue Taskforce Number 98-5.

(h)    Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the year ended December 31, 2005 amounted to $69,915 and (2004 - nil).

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
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

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

(m)    Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As at December 31, 2005, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. The Emerging Issue task Force Number 00-19 (“EITF 00-19”) requires that embedded instruments be accounted for as derivatives when certain exclusions are not met. The Company has recorded a derrivative expense in accordance with EITF 00-19.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

(o)    Stock-based Compensation

The Company has adopted SFAS Number R123, "Accounting for Stock-based Compensation". SFAS R123 requires companies to adopt a fair value based method for determining expense related to stock-based compensation.

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
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

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

In December 2004, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard number 153 “Exchanges of Non Monetary Assets - An Amendment of APB No 29”. This statement removed the exemption in APB 29 to the use of the fair value method in certain transactions and is effective for years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have an impact on their operations.

3.    Investment in equity method investee

At December 31, 2005, The Company’s equity-method investee approximate ownership interest consisted of a 19.99% interest based on the outstanding shares of Gaming Transactions, Inc. (OTC:GGTS). The Company has the ability to significantly influence GGTS. Summarized Balance Sheet and Operations information is as follows:

Balance Sheet	2005
Current assets	$25
Non current assets	$688,783
Current Liabilities	$222,228
Non current liabilities	$806,315
Operations
Net sales	$—
Gross profits	$—
Net loss	$(308,086)

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. The Company has recorded ~~a~~ cumulative losses of $56,695 based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,618,278 at December 31, 2005.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

4.    Fixed assets

	December 31, 2004
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$21,558	$13,450	$8,108
Computer hardware	96,864	52,920	43,944
Computer software	3,088	3,088	—
Office furniture and equipment	9,227	6,711	2,516
Total	$130,737	$76,169	$54,568

	December 31, 2005
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$21,558	$15,072	$6,486
Computer hardware	135,979	73,988	61,991
Computer software	22,500	296	22,204
Office furniture and equipment	9,227	7,214	2,013
Total	$189,264	$96,570	$92,694

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

The changes in the carrying amount of intellectual property as follows:

	2005	2004

Balance, beginning of year	$57,833	$86,749

Intangible assets acquired during the period
- intellectual property	—	—

Impairment of intangible assets during the period	—

Fair value
Accumulated amortization	(28,917)	(28,916)

Balance, end of year	$28,916	$57,833

6.    Loans

(a)    Demand Loans Related Party

	December 31 2005	December 31 2004

i. Interest bearing and unsecured at 5% per annum:
- Andrea Carley - an officer	$44,671	$25,156
- Mitch White - a director and stockholder	869,044	1,054,726
- Gordon Samson - a director	110,109	104,457
- Patrick Smyth - a director	92,718	60,656
Total	$1,116,542	$1,244,995

(b)    Short term Loan

	Deceber 31 2005	December 31 2004

i. Non-Interest bearing and unsecured
- Jack Carley - related to a director and stockholder	$44,625	$44,625
Total	$44,625	$44,625

(c)    Short-term Loan Related Party

	December 31 2005	December 31 2004

i. Interest at 10% per annum:
- RedRuth Ventures	212,725	212,725
Total	$212,725	$212,725

(d)    Convertible debenture

On December 15, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital LP. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased secured convertible debentures in the original principal amount of $1,350,000. The debentures have a three-year term and accrues annual interest of 10%. The $700,000 under the secured convertible debenture was disbursed to us upon the execution of the Securities Purchase Agreement on December 15, 2005. The balance will be disbursed upon the discharge of certain conditions placed upon the Company in the SPA. The debentures mature on December 15, 2008. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are convertible from time to time into our common stock of by Cornell for at the price per share of an amount equal to ninety percent (90%) of the lowest average volume weighted average price of our Common Stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date. We granted Cornell a security interest in certain of its assets pursuant to amended and restated security agreement dated December 15, 2005. Cornell also received five year warrants to purchase 2,970,000 shares of common stock, 1,350,000 shares at an exercise price of $0.05 per share and 1,620,000 shares at an exercise price of $0.06 per share.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

On September 2, 2005, we entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, CYOP may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell Capital Partners will pay us 98% of the lowest volume weighted average price of our common stock as quoted by the Over-the-Counter Bulletin Board during the five trading days immediately following the notice date. Cornell Capital Partners will also retain 4% of each advance under the Equity Distribution Agreement. The amount of each cash advance is subject to a maximum amount of $800,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners received two warrants to purchase 27,500,000 shares of our common stock as a one-time commitment fee under the Equity Distribution Agreement. The first warrant for 15,000,000 shares of our common stock has an exercise price equal to $0.05. The second warrant for 12,500,000 shares of our common stock has an exercise price equal to $0.06. The warrants expire three years from September 2, 2005. The Equity Distribution Agreement with Cornell Capital Partners was terminated pursuant to a Termination Agreement dated December 15, 2005.

In addition, on September 2, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased a secured convertible debenture in the original principal amount of $650,000. Cornell surrendered this $650,000 convertible debenture plus unpaid and accrued interest totaling $19,660 in consideration in part for the Debentures that were issued.

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
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

Pursuant to a Marketing, Development and Distribution Agreement entered into on the same date, the Crediplay System was licensed back to the Company for a term of 15 years. A licensing fee payable will be calculated on Gross Earnings derived from the Crediplay System as follows:

2002	Gross Earnings x 20%
2003	Gross Earnings x 17%
2004	Gross Earnings x 15%
2005 to 2017	Gross Earnings x 10%

As there have been only minor revenues since inception due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) was assigned to an affiliated company, Gaming Transactions Inc., after releasing the guarantee provided by the shareholder loan of Mitch White in consideration of twenty five (25) million shares of restricted stock of Gaming Transactions Inc., (“GGTS) a pink sheet issuer. As at December 2004 (Form 8-K filed December 13, 2004) this company was thinly traded and a deemed price of $0.075 per share was used. As no reductions have been made as contemplated in the agreements executed December 31, 2001 and filed on Edgar by Form 8-K on April 15, 2002 a market asset was exchanged to ensure value to the Company.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

Pursuant to the Marketing and Distribution Agreement executed on December 1, 2001, the anticipated revenue, considered more than adequate to pay down the promissory at the time of the Agreement, had not materialized as at December 31, 2005. In light of this lack of revenue, the Company has concluded that the realization of the deferred revenue was highly improbable for the foreseeable future, thereby changing management’s estimate of realiseability. The Company wrote this deferred revenue down by $2,173,507 to a value of nil, and credited the Company’s additional paid-in capital for this amount.

8.    Stockholders’ Equity (Deficit)

(a)    Issuance of Common Shares

During 2004, the Company issued 88,130,195 shares to Cornell Capital LLP including a corporate finance fee of 312,500 shares to Newbridge Securities Corp as an escrow agent fee and 50,000,000 in escrow in connection with the Standby equity underwriting agreement for financing as originally filed on the Company’s SB-2 on March 1, 2004. During 2005 the Company has issued 107,394,805 common shares drawing down the escrow shares as well as new issuances to Cornell Capital, LP.

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

(c)    Stock Option

There were no stock options granted for the period ended December 31, 2005 or 2004.

(d)    Earnings Per Share

The Company follows Financial Accounting Standards Number 128 “Earnings Per Share” (FASB 128”). This statement requires the computation of basic and diluted earnings per share. Potential dilutive securities were not included in the dilutive earnings per share computation since the inclusion of such instruments would be anti-dilutive.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

9.     Income Taxes

As at December 31, 2005, the Company has non-capital losses and undepreciated capital cost of approximately $4,092,000 and $2,080,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

(a)	The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2004	2005
Undepreciated capital cost of capital assets over their net book value	$19,000	$19,000
Estimated tax loss carryforward	715,000	1,391,000
Less: valuation allowance	(734,000)	(1,410,000)
	—	—

The valuation allowance reflects the realization of the tax assets is unlikely.

10.   Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)
During the fiscal year 2005, the Company accrued imputed interest of approximately $62,454 at an interest rate of 5% per annum on interest-free loans totaling $1,116,542 from directors of the Company. At October 1, 2004 these loans started to accrue interest at 5% per annum. Additionally, the Company accrued interest of $21,272 from a note due to a Company controlled by a related party at 10% on a balance of $212,725.

(b)	See Note 6, and 7.

On December 1, 2004 by agreement (Form 8-K December 13, 2004) the discounted promissory note, face value $1,800,000.00 dated December 1, 2001 and maturing December 14, 2010 (the “note”) was assigned to an affiliated company, Gaming Transactions Inc., (“assignee”) in consideration of 25 million restricted shares of the assignee’s common stock.

(c)	The following schedule reflects payments on related party obligations and interest accrued on such obligations for the year ended December 31, 2005:

Related Party	Payments Made on Loans	Interest Accrued
Andrea Carey (Officer)	$24,000	$2,349
Mitch White (Officer)	$333,096	$51,859
Gordon Samson (Officer)	$69,695	$4,184
Patrick Smith (Director)	$12,000	$4,062

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(Expressed in U.S. dollars)

11.   Derivative Instruments

On December 15, 2005, the Company entered into a debt instrument that included the ability of the lender to convert such debt to common stock of the Company. In accordance with Statement of Financial Accounting Standards Number 133 (“SFAS 133”) and EITF 00-19 such options are considered a derrivative instrument (“DR”). The Company determined the value of such DR at December 31, 2005 by utilizing the Black-Scholes method of valuing options. Such amounts have been recorded as a liability in the current year balance sheet. Under SFAS 133 the Company is required to revalue such liability at the balance sheet date and record the difference as income or expense at such time in the statement of operations. The Company does not utilize any other derrivative instruments as hedges.

12.   Geographic Information

All the Company’s operations and fixed assets are located in the United States.

13.   Subsequent Events

On May 9, 2006, the Company signed and executed an Amendment to an Asset Purchase Agreement with FutureBet Systems Inc. which amends the time of the last cash payment under such agreement to June 7, 2006 and amends the seller of the software to FB Systems of Nevis, West Indies.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company filed a Current Report on Form 8-K, dated February 16, 2005, to report a change of its auditors. Such report was filed with the Securities & Exchange Commission on February 18, 2005.

Item 8A. Controls and Procedures

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2005, that would materially affect or is reasonably likely to materially affect, our internal control over financial reporting.

As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2006. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2006.

PART III

Item 9. Directors and Executive Officers of the Registrant.

MANAGEMENT

Officers And Directors

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify. Our Board of Directors elect our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

As of December 31, 2005, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served
Mitch White	43	Chairman of the Board, Chief Executive Officer and Director	February 2001 to present
Canon Bryan	32	Chief Financial Officer	January 2006 to present
Randy Peterson	53	Director	February 2005 to present
Michael Ozerkevich	61	Director	March 2005 to present
Scott Carley	30	President	September 2005 to March 2006
Andrea Carley	35	Secretary & Treasurer	February 2003 to present

Below are the biographies of each of our officers and directors as of December 31, 2005. Mr. Ozerkevich subsequently resigned as our director March 16, 2006.

Mr. Mitch White, Chairman, CEO, Vancouver, B.C., Canada

MITCH WHITE was appointed to his positions on February 14, 2001. Mr. White devotes his time on an as needed basis, which he expects to be approximately 120 hours per month. Mr. White is a director and officer of CYOP Systems International, Inc. From March 1995 to June 1998, Mr. Mitch White held the position of Chairman of the Board of Directors of Starnet Systems International which is a publicly-traded reporting company quoted on the NASD OTC Bulletin Board under the symbol “WGMGY” and on the AIM market in London, England. Starnet Systems developed and implemented computer software designed to process online casino transactions in those jurisdictions in which online gaming is permitted. From June 1998 until the present, Mr. White has been principally engaged in the founding, funding and development of Moshpit Entertainment and its pay for play electronic transactional platform. Mr. White possesses 18 years of experience in sales, marketing and management in the high technology and entertainment industries.

Mr. Canon Bryan,Chief Financial Officer, Vancouver, B.C., Canada

CANON BRYAN was appointed Principal Financial Officer on January 17, 2006. Mr. Bryan has over 10 years experience as a financial analyst with mining, biotechnology, information technology companies and financial institutions that are publicly-listed in Cana, the United States and Europe. Since mid-2004, Mr. Bryan has been employed by Uranium Energy Corp., a NASDAQ Bulletin-Board listed company, in the capacity of Vice-President of Finance. From the year 2000 to the present, he was the managing director of his private company, ACB Analytics, providing financial advisory services to private and public companies. From 1999 to 2002, Mr. Bryan was senior financial analyst of Lasik Vision Corporation, a Vancouver Stock Exchange-listed company.

Mr. Randy Peterson, Director, Vancouver, B.C., Canada

RANDY PETERSON was appointed to his position on February 22, 2005 as an independent Director. Mr. Peterson is a retired police detective, with a distinguished reputation and is also a judicially recognized gaming expert. As a highly respected member of the gaming community, he is also the inventor of a number of games including skill-bingo and skill-poker. Mr. Peterson is a disinterested member of the Audit Committee. Mr. Peterson served with the Vancouver Police Department from October 1978 until his retirement on November 30, 2003. As a detective, Mr. Peterson worked primarily in gambling, internal investigations and, for the last two years, was the Departmental Security Officer. Since his retirement, he has worked part-time for Gateway Casinos in their surveillance department and is licensed with the Provincial Government as a security consultant. Mr. Peterson will assist the Company on developing its entry into new product launches, providing solutions for technical issues relating to current research and development, and identifying commercial opportunities for the creation of strategic partnerships.

Mr. Michael Ozerkevich, Director, Vancouver B.C., Canada

MICHAEL OZERKEVICH is one of the founding partners of EMC Partners, a management consulting company with clients in Canada, the United States, Europe and the Caribbean where he has worked for seventeen years. Mr. Ozerkevich has acquired a very large and impressive international client base. Mr. Ozerkevich also has many years experience including being a Deputy Minister for the Government of Alberta, a partner in Price Waterhouse (Now PricewaterhouseCoopers), and the author of many publications and reports.

Mr. Scott Carley, President, Vancouver, B.C., Canada

SCOTT CARLEY was appointed to his position on September 28th, 2005. With more than 10 years of Internet technology and software experience, Mr. Carley has held executive positions in the online media and gaming industries, including President of SportsBookVIP.com and GamblingVIP.com. And at World Gaming PLC, he was responsible for International Business Development, which included direct sales to new software licensees. Mr. Carley was most recently the Chief Operations Officer for Kouei International Inc., where he oversaw the expansion of their products into the international arena.

Ms. Andrea Carley, Secretary and Treasurer, Vancouver, B.C., Canada

ANDREA CARLEY serves as Secretary and Treasurer of Cyop Systems International, Inc. Ms. Carley has a diversified background with over 10 years of Internet and gaming related experience. Ms. Carley was educated at the University of British Columbia in Accounting and Corporate Finance. Ms. Carley joined Cyop Systems in February 2003. Prior to joining Cyop Systems, Ms. Carley worked for Solid Management, a high-tech investment company, where she held various executive positions. Ms. Carley began her career in the accounting department at Starnet Systems International, which is a publicly-traded reporting company quoted on the NASD OTC Bulletin Board under the symbol “WGMGY” and on the AIM market in London, England.

Family Relationships

Andrea Carley, our secretary and treasurer, is married to Mitch White, our Chief Executive Officer. Our President, Scott Carley, is Andrea Carley’s brother. There are no other family relationships among the directors or executive officers of CYOP.

Involvement In Certain Legal Proceedings

None of our officers, directors, promoters or control persons have been involved in the past five years in any of the following:

 (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee And Financial Expert

Mr. Peterson serves on CYOP’s audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audit, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls.

Code Of Ethics

We have a Code of Ethics, which we adopted on April 7, 2004.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2005, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements in a timely manner.

Item 10. Executive Compensation

Summary Compensation Table. The following summary compensation table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2005, 2004 and 2003. Other than as set forth herein, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Year	Salary	Bonus	Other Accrued Compensation	Restricted Stock Awards in US$	Options/SARs	LTIP Payouts	All Other Compensation

Mitch White	2005	100,833	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

Gordon Samson	2005	62,500	—	—	—	—	—	—
	2004	18,000	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

Compensation Of Directors

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

If Mitch White is terminated other than for cause or disability or in violation of the change of control, then Mitch White as the case may be shall be entitled to be paid 200% of such base compensation, plus 200% of such annual incentive bonus.

Options/SAR Grants or Exercises and Long Term Incentive Plan

There are no stock option grants, Stock Appreciation Rights (SAR’s) grants, options/SAR exercises or Long Term Incentive Plans (LTIP’s) awarded to the named executive officers in the last three financial years.

Defined benefit of actuarial plan

The Company does not have a defined benefit or actuarial plan in place.

Item 11. Security Ownership of Certain Beneficial owners and Management

Security Ownership Of Certain Beneficial Owners And Management

          The table below sets forth information with respect to the beneficial ownership of our common stock as of May 15, 2006 for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group. Except as otherwise noted in the footnotes below, the entity, individual Director or Executive Officer has sole voting power an investment power over such securities.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

		Amount and
		Nature of
	Name and Address	Beneficial	Percentage
Title of Class	of Beneficial Owner	Ownership	of Class(1)

Common	Mitch White(2)(3)	76,100,000	22.8%
	5469 Wildwood Crescent
	Tsawwassen, B.C. V4M 359

(1) Applicable percentage of ownership is based on 333,498,160 shares of common stock outstanding as of May 15, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities and securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of Maya 15, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 49,100,000 shares held by Pacific Rim Consulting. The address of Pacific Rim Consulting is 3076 Sir Francis Drake Highway, Box 3463 Road Town, Tortola, B.V.I. Mitch White is the person with voting and investment power of shares held by Pacific Rim Consulting.

(3) Includes 20,000,000 shares held by Greenday, Inc. The address for Greenday, Inc. is 3076 Sir Francis Drake Highway, Box 3463 Road Town, Tortola, B.V.I. Mitch White is the person with voting and investment power of shares held by Greenday, Inc.

	SECURITY OWNERSHIP OF MANAGEMENT
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common	Mitch White(2)(3)(4) 5469 Wildwood Crescent Tsawwassen, B.C. V4M 3S9 CANADA	76,100,000	22.8%

Common	Andrea Carley(4) 5469 Wildwood Crescent Tsawwassen, B.C. V4M 3S9 CANADA	800,000	*

Common	Scott Carley 5469 Wildwood Crescent Tsawwassen, B.C. V4M 3S9	0	0%

Common	Randy Peterson 40420 Thunderbird Ridge Garibaldi Highlands, B.C. V0N 1T0 CANADA	2,000,000	*

	All directors and executive officers, as a group (4 persons)	78,900,000	23.6%

* Less than 1%.

(1)
Applicable percentage of ownership is based on 333,498,160 shares of common stock outstanding as of May 15, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities and securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 15, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes 49,100,000 shares held by Pacific Rim Consulting. The address of Pacific Rim Consulting is 3076 Sir Francis Drake Highway, Box 3463 Road Town, Tortola, B.V.I. Mitch White is the person with voting and investment power of shares held by Pacific Rim Consulting.

(3)
Includes 20,000,000 shares held by Greenday, Inc. The address for Greenday, Inc. is 3076 Sir Francis Drake Highway, Box 3463 Road Town, Tortola, B.V.I. Mitch White is the person with voting and investment power of shares held by Greenday, Inc.

(4)	Mitch White and Andrea Carley are married. Their benenficial ownership numbers are not aggregated in this table.

Item 12. Certain Relationships and Related Transactions

During the past two years, we have entered into transactions with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock, or with a member of the immediate family of any of the foregoing named persons or entities, as follows:

          (1) Our Chairman and Chief Executive Officer, Mr. Mitch White, has been the primary source of funding. Mr. White has directly advanced total proceeds of $869,044 to CYOP. These loans are not secured by any of the assets of CYOP or its subsidiaries and have no specified terms of maturity or any other terms.

          (2) During the fiscal year 2004, we accrued imputed interest of $72,257 at an interest rate of 10% per annum on interest-free loans totaling $1,242,575 from our directors to September 30, 2004 and 5% from October 1, 2004 to December 31, 2004. These loans have no specified term of maturity or any other terms. During the fiscal year 2005, we accrued interest of $62,444 on these loans which totaled $1,116,542 at December 31, 2005. We also accrued $21,273 of interest on a loan to RedRuth Ventures which is owned by our President.

          (3) On December 1, 2004, by agreement of both parties, CYOP assigned a $1,800,000 promissory note, dated December 1, 2001, and maturing December 14, 2010, to an affiliated company, Gaming Transactions, Inc., in consideration for 25 million restricted shares of Gaming Transactions, Inc.’s common stock. Our Chief Executive Officer, director and shareholder, Mitch White, is a major shareholder of Gaming Transactions, Inc. This transaction has been recorded as an equity investment of $1,674,643.

          (4) CYOP has received the following loans from the following related parties:

(a) Demand Loans Related Party

	December 31,	December 31,
Interest bearing and unsecured at 5% per annum:	2005	2004
Andrea Carley – an officer	$44,671	$25,156
Mitch White – a director, officer and stockholder	869,044	1,054,726
Gordon Samson – former director and officer	110,109	104,457
Patrick Smyth – former officer	92,718	60,656
	$1,116,542	$1,244,995

(b) Short term Loan

	December 31,	December 31,
Non-Interest bearing and unsecured:	2005	2004
Jack Carley – related to a director and stockholder	$44,625	$44,625
	$44,625	$44,625

(c) Short-term Loan Related Party

	December 31,	December 31,
Interest at 10% per annum:	2005	2004
RedRuth Ventures	$212,725	$212,725
	$212,725	$212,725

We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non-arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

Item 13. Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 99.3 to CYOP’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2003

3.4	Bylaws	Incorporated by reference to Exhibit 3.3 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

10.1	Share Purchase Agreement between CYOP Systems, Inc. (Vendors), a wholly-owned subsidiary of CYOP, and Steve White (Purchaser) dated as of April 1, 2002	Incorporated by reference to Exhibit 1.1 to CYOP’s Form 8-K filed with the Securities and Exchange Commission on August 20, 2002

10.2	Software Acquisition Agreement between CYOP Systems, Inc. (Vendor), a wholly-owned subsidiary of CYOP, and Mitch White (Purchaser) dated as of December 14, 2001	Incorporated by reference to Exhibit 1.1 to CYOP’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002

10.3	Marketing Development & Distribution Agreement between CYOP (Marketer) and Mitch White (Vendor) dated as of December 14, 2001	Incorporated by reference to Exhibit 1.2 to CYOP’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002

10.4	Share Purchase Agreement	Incorporated by reference to Exhibit 10.1 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

EXHIBIT NO.	DESCRIPTION	LOCATION
10.5	Software License Agreement	Incorporated by reference to Exhibit 10.2 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

10.6	2003 Consultant Stock Plan	Incorporated by reference to Exhibit 4 to CYOP’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 29, 2003

10.7	Management Agreement dated as of January 2003 between CYOP and Mitch White	Incorporated by reference to Exhibit 10.7 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 1, 2004

10.8	Management Agreement dated as of January 2003 between CYOP and Patrick Smyth	Incorporated by reference to Exhibit 10.9 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 1, 2004

10.9	Securities Purchase Agreement dated as of December 15, 2005 between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.10	Secured Convertible Debenture 001 dated as of December 15, 2005 for the benefit of Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.11	Secured Convertible Debenture 002 dated as of December 15, 2005 for the benefit of Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.12	Amended and Restated Security Agreement dated as of December 15, 2005 by and between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

EXHIBIT NO.	DESCRIPTION	LOCATION
10.13	Warrant dated as of December 15, 2005 by and between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.14	Warrant dated as of December 15, 2005 by and between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.15	Escrow Agreement dated as of December 15, 2005 between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.16	Investor Registration Rights Agreement dated as of December 15, 2005 between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.17	Termination Agreement dated as of December 15, 2005 between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December22, 2005 and incorporated by reference

10.18	Asset Purchase Agreement, dated as of November 16, 2005, between the Registrant and FutureBet Systems, Inc.	Filed as an exhibit to the Company’s 8-K on January 5, 2006 and incorporated by reference

10.19	Amendment to Asset Purchase Agreement, dated as of May 9, 2006, between the Registrant, Future Bet Systems, Inc. and FutureBet Software, Ltd.	Filed herewith

14.1	Code of Ethics	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 on March 17, 2006 and incorporated by reference

21.1	Subsidiaries of Company	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 on March 17, 2006 and incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company's Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company's Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Company's Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Company's Chief Financial Officer	Filed herewith

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2004 and December 31, 2005:

Services	2004	2005
Audit fees	37,291	71,513
Audit related fees		12,500
Tax fees		—
All other fees	—	—

Total fees	37,291	84,013

Audit fees consist of fees for the audit of the Company's annual financial statements or services that are normally provided in connection with the statutory and regulatory filings. Audit related fees consisted of reviews of the Company’s quarterly filings.

Tax fees included tax planning and various taxation matters.

Other services provided by the Company's principal accountant, other than audit, audit-related and tax services, included advisory services associated with accounting software applications.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Dated: May 16, 2006	By:	/s/ Mitch White
Mitch White, Chairman, CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitch White	Chief Executive Officer (Principal Executive	May 16, 2006
Mitch White	Officer), and Chairman of the Board of Directors

/s/ Canon Bryan	Chief Financial Officer	May 16, 2006
Canon Bryan

/s/ Randall Peterson	Director	May 16, 2006