Form 10QSB
period 2006-03-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2006-06-28
CIK 1111698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________

Commission file number: 0-32355

CYOP Systems International, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	98-0222927
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

Unit A
1022 6th Street
Hermosa Beach, CA	(310) 691-2585
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

As of June 22, 2006, the registrant had 333,498,160 shares of common stock outstanding.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Financial Statements
(Expressed in U.S. Dollars)
March 31, 2006

Index

Consolidated Balance Sheets as of March 31, 2006	F-2
Consolidated Statements of Operations for the nine and three months ended March 31, 2006 and 2005	F-3
Consolidated Statements of Cash Flows for the nine months and three months ended March 31, 2006 and 2005	F-4
Notes to the Consolidated Financial Statements	F-5

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

March 31, 2006
ASSETS
Current
Cash and cash equivalents	$2,717
Accounts receivable	711
Prepaid expenses and deposit	545,346
Total current assets	548,775
Fixed assets, net	98,370
Investment in equity - method investee	1,612,360
Intangible assets, net	21,688
Total assets	$2,281,193
LIABILITIES
Current
Demand loans related party	$1,220,171
Accounts payable and accrued liabilities	382,007
Convertible debenture	1,319,051
Player funds on deposit	46,985
Short-term loan	212,725
Derivative conversion liability	145,993
Total current liabilities	3,326,932
Deferred revenue	-
Total Liabilities	3,326,932

STOCKHOLDERS' DEFICIENCY
Share capital
Authorized:
500,000,000 shares of common stock with a par value of $0.00002 per share

Issued, allotted and outstanding:
333,498,160 shares of common stock (2004 - 181,103,355)	6,669
Additional paid-in capital	4,778,610
Deficit accumulated	(5,831,018)
Total stockholders' deficiency	(1,045,739)
Total liabilities and stockholders' deficiency	$2,281,193

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED Consolidated Statements of Operations Three months ended March 31, 2006 and 2005 (Expressed in U.S. Dollars)

	2006	2005
Revenue
Sales - Crediplay	$-	$135
Service fees	-	2,433
Banking fees	-	102
Ad sales	-	-
	-	2,670
Cost of sales	-	8,075
	-	(5,405)

Sales and marketing expenses	(12,724)	(56,460)
Consultants fees	(100,007)	(876,732)
Corporate Finance fees	-	(141,307)
General and Admin fees	(232,256)	(70,404)
Salaries and benefits	-	-

Operating loss	(344,987)	(1,150,308)

Other income (loss)

Interest income related party	-	-
Interest Expense	(62,881)	(33,342)
Equity in losses of equity-method investee	(5,918)	(14,958)

Net loss for the period	$(413,786)	$(1,198,608)

Loss per share - basic and diluted

Loss from operations	$(0.001)	$(0.005)

Net loss	$(0.001)	$(0.005)

Weighted average number of common shares outstanding - basic and diluted	333,498,160	237,385,334

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED Consolidated Statements of Cash Flows Three months ended March 31, 2006 and 2005 (Expressed in U.S. Dollars)

	2006	2005

Cash flows from (used in) operating activities
Net loss for the year	$(413,786)	$(1,198,608)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	7,229	7,229
- depreciation of fixed assets	6,779	3,827
- imputed interest	62,881	-
- shares issuance for services	-	899,307
- investment in equity interest	5,918	14,958
- accredited to convertible debenture	84,094	-
Changes in assets and liabilities:
- accounts receivable	-	49,821
- interest receivable	-	-
- note receivable related party	-	-
- prepaid expenses and deposit	(71,828)	-
- accounts payable and accrued liabilities	69,817	(27,956)
- player funds on deposit	897	180
- deferred revenue	-	135
	(247,999)	(251,107)

Cash flows from (used in) investing activities
Proceeds from disposal of fixed assets	-	-
Increase in software development costs	-	-
Purchase of investments	-	-
Purchase of fixed assets	(12,455)	-
	(12,455)	-

Cash flows from (used in) financing activities
Shares issued	-	385,000
Increase in due from director	44,327	122
Proceeds from promissory note	-	60,000
Proceeds from convertible debenture	-	(70,000)
	44,327	375,122

Increase (decrease) in cash and cash equivalents	(216,127)	124,015

Effect of exchange rate on cash	-	12,113

Cash and cash equivalents, beginning of year	218,844	7,337

Cash and cash equivalents , end of year	$2,717	$143,465

Cash and cash equivalents represented by:
Cash	$1,323	$139,718
Cash with processors	1,394	3,747
	$2,717	$143,465

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION
On December 1, 2004, the Company assigned a discounted promissory note valued at $1,605,986 to a related party company in consideration of 25 million common shares of that company. The common shares acquired are held as an equity interest investment.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

1.	Nature and Continuance of Operations

The Company was incorporated on October 29, 1999 as Triple 8 Development Corporation under the laws of the State of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. The Company changed its name to CYOP Systems International Incorporated on October 30, 2000. On November 3, 2000, the Company acquired 100% of the issued and outstanding shares of CYOP Systems Inc., Barbados (“CYOP Barbados”). This transaction was accounted for as a reverse acquisition and a recapitalization.

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
For the three months ended March 31, 2006 and 2005
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
For the three months ended March 31, 2006 and 2005
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

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the period ended March 31, 2006 amounted to $12,724 and (2005 - $56,460).

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
For the three months ended March 31, 2006 and 2005
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

	(m)	Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As at March 31, 2006, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(n)	Net Income (Loss) Per Share

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
For the three months ended March 31, 2006 and 2005
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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

2.	Significant Accounting Policies(continued)

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

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. During the month of December 2004 the Company recorded a $6,688 loss based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,668,285 at December 31, 2004. During the period January 1, 2005 to March 31, 2006 the Company recorded a further loss of $55,925 reducing the carrying value to $1,612,360.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

4.	Fixed assets
		March 31, 2006
			Accumulated	Net book
		Cost	depreciation	Value

	Audio and visual equipment	$21,558	$15,391	$6,167
	Computer hardware	140,234	78,755	61,479
	Computer software	30,700	1,840	28,860
	Office furniture and equipment	9,227	7,363	1,864
	Total	$201,719	$103,349	$98,370

5.	Intangible Assets

On May 21, 2002, the Company terminated the software development agreement and a software licensing, technical support and operation of customer service and data centre agreement with a related company (related by a common director) was terminated. As at that date, $240,000 license fees were billed with $200,000 remaining unpaid at May 21, 2002.

In satisfaction of this unpaid amount and in consideration of terminating the agreement, the related company assigned all right, title and interest in:

the Skill-Bingo Patents and the Skill-Bingo Inventions purchased from FYRC Inc. The above has been collectively recorded as intellectual property with an expected useful life of 5 years.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

5.	Intangible Assets (continued)
the Skill-Bingo game software
the website located at http://www.bigrbingo.com
the trademark “BiG’rBingo”
the BiG’rBingo customer deposits

The changes in the carrying amount of intellectual property as follows:

2006
Balance, beginning of year	$28,916
Accumulated amortization	(7,229)
Balance, end of period	$21,687

6.	Loans

	(a)	Demand Loans Related Party

March 31, 2006
i. Interest bearing and unsecured at 5% per annum:
- Andrea Carley - an officer	$45,223
- Mitch White - an officer, director and stockholder	925,238
- Gordon Samson - a former director	111,214
- Patrick Smyth - a former director	93,871
Total	$1,175,546

(b)	Short term Loan

March 31
i. Non-Interest bearing and unsecured	2006
- Jack Carley - related to a director and stockholder	$44,625
Total	$44,625

(c)	Short-term Loan Related Party

March 31
2006
i. Interest at 10% per annum:
- RedRuth Ventures	212,725
Total	$212,725

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

6.	Loans (continued)

	(d)	Convertible debenture

On September 2, 2005, the Company executed a Convertible Debenture for $650,000 with Cornell Capital Partners, LP, with a one (1) year term and accrues annual interest of twelve percent (12%). The Convertible Debentures are also convertible at the holder’s option at a conversion price equal to $0.055, which may be adjusted pursuant to the terms of the Convertible Debentures. The Convertible Debentures are secured by substantially all the assets of the Company. The Convertible Debentures also extinguished a May 4, 2005 note for $200,000 with Cornell Capital Partners,LP “May 4 Note”. On execution of the May 4 Note, $60,000 was advanced and $140,000 recorded as a receivable to be advanced on filing a new SB-2 registration statement.

As at March 31, 2006, outstanding amounts on the May 4 Note was $0.00.

On December 15, 2005, the Company entered into a Securities Purchase Agreement (“SPA”) with Cornell Capital LP. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased secured convertible debentures in the original principal amount of $1,350,000. The debentures have a three-year term and accrues annual interest of 10%. The $700,000 under the secured convertible debenture was disbursed to us upon the execution of the Securities Purchase Agreement on December 15, 2005. The balance will be disbursed upon the discharge of certain conditions placed upon the Company in the SPA. The debentures mature on December 15, 2008. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are convertible from time to time into our common stock of by Cornell for at the price per share of an amount equal to ninety percent (90%) of the lowest average volume weighted average price of our Common Stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date. We granted Cornell a security interest in certain of its assets pursuant to amended and restated security agreement dated December 15, 2005. Cornell also received five year warrants to purchase 2,970,000 shares of common stock, 1,350,000 shares at an exercise price of $0.05 per share and 1,620,000 shares at an exercise price of $0.06 per share.

The outstanding amount as of March 31, 2006 for this convertible debenture is $1,350,000. Pursuant to SFAS 133 the options were valued using black scholes at $30,949. Such amount has been bifurcated from the debt and allocated to deferred interest expense and is being amortized over three years which is the term of the debenture.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

7.	Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010. The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the “Purchaser”) totaling $517,613 (2001 - nil). As at December 31, 2002, the present value of the promissory note is $1,585,034 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000. As at December 31, 2003, the present value of the promissory note is $1,605,986 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at $1,800,000 X 5% or $90,000.

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
For the three months ended March 31, 2006 and 2005
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

Pursuant to the Marketing and Distribution Agreement executed on December 1, 2001, the anticipated revenue, considered more than adequate to pay down the promissory at the time of the Agreement, had not materialized as at December 31, 2005. In view of this lack of revenue, the Company has concluded that the realization of the deferred revenue was highly improbable for the foreseeable future, thereby changing management’s estimate of realizeability. The Company wrote this deferred revenue down by $2,173,507 to a value of nil, and credited the Company’s additional paid-in capital for this amount.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

8.	Stockholders’ Equity (Deficit)

	(a)	Issuance of Common Shares

During 2004, the Company issued 88,130,195 shares to Cornell Capital Partners LP including a corporate finance fee including 312,500 to Newbridge Securities Corp as an escrow agent fee and 50,000,000 in escrow in connection with the Standby equity underwriting agreement for financing as originally filed on the Company’s SB-2 on March 1, 2004. During 2005, the Company has issued to Cornell, as of March 31, 2006 107,326,347 common shares drawing down the escrow shares as well as new issuances to Cornell Capital Partners LP   with 68,458 common shares remaining in escrow with Cornell Capital Partners LP.

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

On Feb 18, 2005, the Board of Directors of the Company approved and filed the “2005 Consultant Stock Plan” (“2005 Plan”).

	(c)	Stock Option

There were no stock options granted for the period ended March 31, 2006.

9.	Income Taxes

As at March 31, 2006, the Company has non-capital losses and undepreciated capital cost of approximately $4,092,000 and $2,080,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future   years. The non-capital losses expire commencing in 2006 through 2010.

	(a)	The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2006	2005
Undepreciated capital cost of capital assets over their net book value	$30,000	$19,000

Estimated tax loss carryforward	1,000,000	715,000
Less: valuation allowance	(1,030,000)	(734,000
	-	-
The valuation allowance reflects the realization of the tax assets is unlikely.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(Expressed in U.S. dollars)

10.	Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a) The Company to March 31, 2006 has accrued interest of $19,994 at an interest rate of 5% per annum on current loans totaling $1,175,546 from directors of the Company.

(b) See Note 6, and 7.

On December 1, 2004, by agreement (Form 8-K December 13, 2004) the discounted promissory note, face value $1,800,000.00 dated December 1, 2001 and maturing December 14, 2010 (the “note”) was assigned to an affiliated company, Gaming Transactions Inc., (“assignee”) in consideration of 25 million restricted shares of the assignee’s common stock. This has been recorded as an equity investment and is booked as $1,612,360 as of March 31, 2006.

11.	Geographic Information

All the Company’s operations and fixed assets are located in the United States.

12.	Derivative Option Liability

On December 15, 2005, the Company entered into a convertible debt instrument which contained options to settle the debt by issuance of the Company’s common stock at the option of the holder. Pursuant to SFAS 133 (“Accounting for Derivative Instruments and Hedging Activities”) the Company determined the value of such instruments at $30,949 and bifurcated the amount from the debt instrument.

Pursuant to SFAS 133, the Company valued the options at March 31, 2006 and recorded a net expense of $84,094 in the period ended March 31, 2006.

13.	Subsequent Events

On June 23, 2006, the Company received a Notice of Termination from ShockoMedia, Inc. terminating the Software License Agreement dated April 1, 2005 due to default. The Company is in the process of taking down its website and is no longer in the skillgaming business.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain statements in this Quarterly Report and in future filings by the Company with the SEC and in the Company’s written and oral statements that are not statements of historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “will” and similar expressions are examples of words that identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy and expected cost savings. These forward-looking statements are based on our current beliefs, as well as assumptions we have made based upon information currently available to us.

Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

•	our ability to fund future growth;
•	our ability to become profitable;
•	the volatility of the price of our Common Stock;
•	market demand for and market acceptance for our products;
•	our ability to protect our intellectual property rights;
•	new regulation and legislation;
•	trends for the continued growth of our business and other businesses we may acquire;
•	our ability to successfully market existing products and services and develop and market new products and services;
•	our ability to expand our market for existing products and services;
•	the effects of our accounting policies and general changes in accounting principles generally accepted in the United States of America;
•	General economic conditions of the telecommunications market, including the new and evolving market for next-generation communications solutions; and
•	other risks and uncertainties disclosed in our Annual Report.

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

The Company had cash and cash equivalents of $2,717 at March 31, 2006 and a working capital deficit of ($2,778,157) with the deficiency arising primarily from $1,220,171 in loans from directors and a $1,319,051 convertible debenture with Cornell Capital Partners LP.

During the three month period ended March 31, 2006, the Company had a net loss of $413,786 compared to a net loss of $1,198,608 in the period ended March 31, 2005. This is due chiefly to a dramatic decrease in operations and administration during the period, due to a lack of liquid resources necessary to fund such activities.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible partnerships and/or acquisition of complementary businesses, products and technologies. At present, the Company lacks sufficient cash and cash equivalents on hand to conduct operations through the quarter of 2006.

As disclosed herein the Company concluded an underwriting in the first quarter of 2004 with Cornell Capital Partners LP and the associated SB-2 was filed on March 1, 2004 and as amended on May 6, 2004, June 22, 2004, and August 5, 11, 12 and 16, 2004 on Edgar.

The Company’s consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Revenue

For the three months ended March 31, 2006, the Company generated revenues of nil from operations. The same three month period ending March 31, 2005 generated revenues of $2,670. The reduction in revenues for the comparable period is primarily due to operations being placed on standby, owing to insufficient liquid resources to fund them.

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, and other general corporate and office expenses, for the three-month period ending March 31, 2006 of $232,256. General and administrative expenses increased by $161,852 from the three-month period ended March 31, 2005 from $70,404. This increase is primarily due to increased legal fees.

Consultants Fees

Consultant fees consist of the company’s contract labor, primarily hi-tech services and management. For the three-month period ending March 31, 2006, the Company had consultant fees expense of $100,007. This compares to consultant fees of $876,732 for the three-month period ending March 31, 2005. This decrease is due to reduced infrastructure because of the Company’s temporary inability to fund these activities.

Interest Expense

Interest expense increased to $62,881 for the three months ended March 31, 2006 from $33,342 for the three months ended March 31, 2005 due primarily to this quarter being the first full quarter in which interest had accrued on the new increased convertible debenture issued by Cornell Capital Partners LP, as described above and in the notes to the financial statements.

Equity Method Investment

During the three months ended March 31, 2006, the Company recorded $5,918 of losses from it’s investment in equity securities accounted for by the equity method. The Company acquired the investment in December 2004.

Item 3: Controls and Procedures

The Company’s Chief Executive Officer and principal financial officer has evaluated the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officer has concluded that, as of the end of the period covered by this Quarterly Report, the Company’s controls and procedures are effective.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On March 28, 2006, the Company held a special meeting of shareholders (the “Special Meeting”), to approve an increase in the number of authorized shares of the Company’s common stock from 500,000,000 to 1,000,000,000. A quorum was not obtained so the meeting was adjourned without the vote necessary to increase the Company’s authorized capital.

Item 5. Other Information

On March 16, 2006, Michael Ozerkevich, a director of the Company, resigned as a director the Company. The resignation by Mr. Ozerkevich was not due to any disagreement with the Company.

On  March 29, 2006, Jorge Andrade, Jr. was elected to the Company’s board of directors. Mr. Andrade is the founder & President of West Coast Health Consulting Inc. a leading consulting firm dedicated to providing services for medical providers as well testing for patients in the workers compensation sector.  Since 1998, he has managed Colgate-Palmolive Corp.’s awareness’s for the “Bright Smiles Bright Futures” program in a number of regions including Oakland, San Francisco, Oregon, Texas, Florida, Phoenix, Michigan and San Diego.

Mr. Andrade is also involved in a number of businesses, and has experience in building long-term returns from start-up ventures.  A nationally certified dentist, he is one of the initial founders of the Washington School Literary Club and also sits on the health advisory board for the Long Beach Head Start program.

On June 23, 2006, the Company received a Notice of Termination from ShockoMedia, Inc. terminating the Software License Agreement dated April 1, 2005 due to default. The Company is in the process of taking down its website www.skillarcade.com and is no longer in the skillgaming business.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith.

.
SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL, INC.

Date: June 28, 2006	By:	/s/ Mitch Whit
Chief Executive Officer and Chairman of the Board of Directors

Date: June 28, 2006	By:	/s/ Canon Bryan
Canon Bryan Chief Financial Officer

EXHIBIT INDEX

3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001)

3.1.2
Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001)

3.1.3	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2003)

3.1.4	Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001)

10.1	Second Amendment to Asset Purchase Agreement dated June 26, 2006 by and between the Company and FB Software, Ltd. Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.2	Section 1350 Certification by the Company’s Principal Financial Officer. Filed herewith.