Form 10QSB
period 2006-06-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2006-08-21
CIK 1111698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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
Yes ☒  No ☐

As of August 11, 2006, the registrant had 333,498,160 shares of common stock outstanding.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2006

Index

Consolidated Balance Sheets as of June 30, 2006	F-2
Consolidated Statements of Operations for the six months and three months ended June 30, 2006 and 2005	F-3
Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	F-4
Notes to the Consolidated Financial Statements	F-5

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheet
Unaudited
(Expressed in U.S. Dollars)
June 30, 2006
ASSETS
Current
Cash and cash equivalents	$1,608
Accounts receivable	711
Prepaid expenses and deposit	545,346
Loan receivable	32,750
Total current assets	580,415
Fixed assets, net	86,865
Investment in equity - method investee	1,594,186
Intangible assets, net	—
Total assets	$2,261,466
LIABILITIES
Current
Accounts payable and accrued liabilities	$459,021
Demand loans related party	1,315,112
Player funds on deposit	46,974
Short-term loan	212,725
Convertible debenture	1,474,557
Derivative conversion liability	—
Total Liabilities	3,508,389

STOCKHOLDERS' DEFICIENCY
Share capital
Authorized:
500,000,000 shares of common stock with a par value of $0.00002 per share
Issued, allotted and outstanding:
333,429,702 shares of common stock (2004 - 181,103,355)	6,669
Additional paid-in capital	4,778,610
Deficit accumulated	(6,032,202)
Total stockholders' deficiency	(1,246,923)
Total liabilities and stockholders' deficiency	$2,261,466

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Revenues
Service fees	—	1,876	—	4,309
Sale - Crediplay - related party (Note 6)	—	238	—	373
Banking fees	—	249	—	351
Total Revenues	—	2,363	—	5,033
Cost of sales	(182)	(28,330)	(182)	(36,405)

Gross profit (loss)	(182)	(25,967)	(182)	(31,372)

Sales and Marketing expenses	—	—	(12,724)	(56,460)
Consultants fees	(93,882)	(126,500)	(193,889)	(1,003,232)
Corporate finance fees	(10,000)	(849)	(10,000)	(142,156)
General and admin fees	(159,568)	(42,553)	(391,824)	(112,957)

Operating Loss	(263,632)	(195,869)	(608,619)	(1,346,177)

Other income (loss)
Interest income related party	—	—	—	—
Interest expense	(65,371)	(19,720)	(128,252)	(53,062)
Equity in losses of equity-method investee	(18,174)	(15,880)	(24,092)	(30,839)
Mark-to-market adjustment	145,993	—	145,993	—

Net loss for the period	(201,184)	(231,469)	(614,970)	(1,430,078)

Loss per share - basic and diluted
Loss from operations	(0.001)	(0.001)	(0.002)	(0.005)

Net loss	(0.001)	(0.001)	(0.002)	(0.005)
Weighted average number of common shares outstanding	333,498,160	326,236,871	333,498,160	282,055,526

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	2006	2005
Cash flows from (used in) operating activities
Net loss for the period	$(614,970)	$(1,430,078)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	28,916	14,458
- depreciation of fixed assets	18,283	8,847
- imputed interest	128,255	—
- share issuance for services	—	899,307
- investment in equity interest	24,092	30,839
- accredited to convertible debenture	(76,052)	—
Changes in assets and liabilities:
- accounts receivable	—	(90,450)
- prepaid expenses	(71,828)	(16,512)
- loan receivable	(32,750)	—
- accounts payable and accrued liabilities	86,440	(26,481)
- player funds on deposit	886	865
- deferred revenue	-	373
	(508,726)	(608,832)
Cash flows from (used in) investing activities
Increase in due from a director	$153,945	$48,326
Purchase of fixed assets	(12,455)	(39,115)
	141,490	9,211
Cash flows from financing activities
Shares issued	$—	$454,800
Proceeds from promissory note	—	200,000
Proceeds from convertible debenture	150,000	—
Proceeds from short-term loan	—	(70,000)
	150,000	584,800
Foreign exchange gain (loss) on cash held in foreign currency	—	30,327
Increase (decrease) in cash and cash equivalents	(217,236)	15,506

Cash, beginning of period	218,844	7,337
Cash (deficiency), end of period	$1,608	$22,843

Cash represented by:
Cash on hand	$1,312	$19,000
Cash with processors	296	3,843
	$1,608	$22,843

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the six months ended June 30, 2006 and 2005
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

CYOP Barbados was incorporated under the laws of Barbados on June 20, 2000. On April 29, 2005 the Company incorporated Red Felt Software Ltd. under the laws of the United Kingdom.

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
For the three months and six months ended June 30, 2006 and 2005
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
For the three months and six months ended June 30, 2006 and 2005
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

	(g)	Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are charged to expenses as incurred

	(h)	Foreign Currency Transactions

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
For the three months and six months ended June 30, 2006 and 2005
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

	(k)	Financial Instruments and Concentration of Risks

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

	(l)	Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As at June 30, 2006, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and six months ended June 30, 2006 and 2005
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(m)	Net Income (Loss) Per Share

Basic net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities.

	(n)	Stock-based Compensation

On December 2004 the Financial accounting Standards Board issued Financial accounting Standard 123R “Share Based Payments” (“SFAS 123R”), which superseded APB 25 and amended Statement of Financial accounting Standards 123 (“SFAS 123”), “ Accounting for Stock Based Compensation”. Pursuant to SFAS 123R all compensation to employees must be valued using the fair value method for fiscal years ending after December 15, 2005. The Company has adopted SFAS 123R and does not believe such pronouncement will have an effect on it’s financial statements.

	(o)	Goodwill and Other Intangible assets

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and six months ended June 30, 2006 and 2005
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(p)	New Accounting Pronouncements

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
For the three months and six months ended June 30, 2006 and 2005
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

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. During the month of December 2004 the Company recorded a $6,688 loss based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,668,285 at December 31, 2004. During the period January 1, 2005 to June 30, 2006 the Company recorded a further loss of $74,099 reducing the carrying value to $1,594,186.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and six months ended June 30, 2006 and 2005
(Expressed in U.S. dollars)

4.	Fixed assets
			June 30, 2006
		Cost	Accumulated depreciation	Net book Value
	Audio and visual equipment	$21,558	$15,711	$5,847
	Computer hardware	140,234	83,789	56,445
	Computer software	30,700	7,941	22,759
	Office furniture and equipment	9,227	7,413	1,814
	Total	$201,719	$114,854	$86,865

5.	Intangible Assets

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
For the three months and six months ended June 30, 2006 and 2005
(Expressed in U.S. dollars)

5.	Intangible Assets (continued)
the Skill-Bingo game software
the website located at http://www.bigrbingo.com
the trademark “BiG’rBingo”
the BiG’rBingo customer deposits

As of June 30, 2006, due to market conditions, and a lack of adequate capitalization to fund certain activities, the Company has elected to wind down skill-related gaming operations. The remaining carrying value of the skill gaming technology at March 31, 2006 was 21,688. At June 30, 2006, this value was impaired and revalued at nil.

6.	Loans

	(a)	Demand Loans Related Party

June 30, 2006
i. Interest bearing and unsecured at 5% per annum:
- Andrea Carley - an officer	$70,788
- Mitch White - an officer, director and stockholder	984,447
- Gordon Samson - a former director	107,604
- Patrick Smyth - a former director	107,648
Total	$1,270,487

On June 15, 2006, the Company executed a second amendment of the SPA of December 15, 2005 Cornell Capital LP. One of the revised terms gives Mitch White, an officer and a director of the Company, the option to convert such portion of his outstanding shareholder loan (valued at June 30 at $984,447) into common shares -- at a 20% discount to the market price -- so as to effect a majority ownership of the shares of CYOP, with the balance of the shareholder loan, if any, being convertible into a newly-created series of preferred shares in CYOP, the terms of which must be agreed upon by both the Company and Cornell. Alternatively, Mr. White may convert the entire balance of his outstanding shareholder loan into common shares of the Company at a 35% discount to the market price, which would however also give Cornell the right to convert its convertible debenture, in whole or in part, into common shares of the Company at a 35% discount to the market price. As of August 16, no election has been made by Mr. White.

(b)	Short term Loan

i. Non-Interest bearing and unsecured	June 30, 2006
- Jack Carley - related to a director and stockholder	$44,625
Total	$44,625

(c)	Short-term Loan Related Party

June 30, 2006
i. Interest at 10% per annum:
- RedRuth Ventures	212,725
Total	$212,725

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and six months ended June 30, 2006 and 2005
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

As at June 30, 2006, outstanding amounts on the May 4 Note was $0.00.

On December 15, 2005, the Company entered into a Securities Purchase Agreement (“SPA”) with Cornell Capital LP. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased secured convertible debentures in the original principal amount of $1,350,000. The debentures have a three-year term and accrue annual interest of 10%. The $700,000 under the secured convertible debenture was disbursed to the Company upon the execution of the Securities Purchase Agreement on December 15, 2005. A second closing of $150,000 was disbursed to the Company on June 15, 2006. The balance of $500,000 will be disbursed upon the discharge of certain conditions placed upon the Company in the SPA. The debentures mature on December 15, 2008 and June 15, 2009 respectively. The secured convertible debentures may be redeemed by the Company at any time, in whole or in part. The Company will pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are convertible from time to time into common stock of CYOP Systems by Cornell at a price per share equal to ninety percent (90%) of the lowest average volume weighted average price, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date. Cornell was granted a security interest in certain of the Company’s assets pursuant to an amended and restated security agreement dated December 15, 2005. Cornell also received five year warrants to purchase 2,970,000 shares of common stock, 1,350,000 shares at an exercise price of $0.05 per share and 1,620,000 shares at an exercise price of $0.06 per share.

The outstanding amount as of June 30, 2006 for this convertible debenture is $1,500,000. Pursuant to SFAS 133 the options were valued upon issuance using black scholes at $30,949. Such amount has been bifurcated from the debt and allocated to deferred interest expense and is being amortized over three years which is the term of the debenture.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and six months ended June 30, 2006 and 2005
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
For the three months and six months ended June 30, 2006 and 2005
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
For the three months and six months ended June 30, 2006 and 2005
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

On Feb 18, 2005, the Board of Directors of the Company approved and filed the “2005 Consultant Stock Plan” (“2005 Plan”).

	(c)	Stock Option

There were no stock options granted for the period ended June 30, 2006.

9.	Income Taxes

As at June 30, 2006, the Company has non-capital losses and undepreciated capital cost of approximately $4,092,000 and $2,080,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future   years. The non-capital losses expire commencing in 2006 through 2010.

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
For the three months and six months ended June 30, 2006 and 2005
(Expressed in U.S. dollars)

10.	Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a) The Company to June 30, 2006 has accrued interest of $29,371 at an interest rate of 5% per annum on current loans totaling $1,315,112 from directors of the Company.

(b) See Note 6, and 7.

On December 1, 2004, by agreement (Form 8-K December 13, 2004) the discounted promissory note, face value $1,800,000.00 dated December 1, 2001 and maturing December 14, 2010 (the “note”) was assigned to an affiliated company, Gaming Transactions Inc., (“assignee”) in consideration of 25 million restricted shares of the assignee’s common stock. This has been recorded as an equity investment and is booked as $1,594,186 as of June 30, 2006.

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

Pursuant to SFAS 133, the Company valued the options at June 30, 2006, with a value being calculated at nil. The Company recorded other income of $145,993 in the period ended June 30, 2006.

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

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and six months ended June 30, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

The Company had cash and cash equivalents of $1,608 at June 30, 2006 and a working capital deficit of ($2,927,974) with the deficiency arising primarily from $1,315,112 in loans from directors and a $1,474,557 convertible debenture with Cornell Capital Partners LP.

During the six month period ended June 30, 2006, the Company had a net loss of $614,970 compared to a net loss of $1,430,078 in the period ended June 30, 2005. This is due primarily to a dramatic decrease in operations and administration during the period, due to a lack of liquid resources necessary to fund such activities.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible partnerships and/or acquisition of complementary businesses, products and technologies. At present, the Company lacks sufficient cash and cash equivalents on hand to conduct operations through the end of 2006.

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

Results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Revenue

For the six months ended June 30, 2006, the Company generated revenues of nil from operations. The same six month period ending June 30, 2005 generated revenues of $5,033. The reduction in revenues for the comparable period is primarily due to operations being placed on standby, owing to insufficient liquid resources to fund them.

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, and other general corporate and office expenses, for the six-month period ending June 30, 2006 of $391,824. General and administrative expenses increased by $278,867 from the six-month period ended June 30, 2005 from $112,957. This increase is primarily due to increased legal and audit fees.

Consultants Fees

Consultant fees consist of the company’s contract labor, primarily technical services and management. For the six-month period ending June 30, 2006, the Company had consultant fees expense of $193,889. This compares to consultant fees of $1,003,232 for the six-month period ending June 30, 2005. The decrease is due to reduced infrastructure and the Company’s temporary inability to fund operating activities.

Interest Expense

Interest expense increased to $128,252 for the six months ended June 30, 2006 from $53,062 for the six months ended June 30, 2005 due primarily to this half-year being the first full half in which interest had accrued on the new convertible debenture issued by Cornell Capital LP, as described above and in the notes to the financial statements.

Equity Method Investment

During the six months ended June 30, 2006, the Company recorded $24,092 of losses from it’s investment in equity securities accounted for by the equity method. The Company acquired the investment in December 2004.

Results of operations for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.

Revenue

For the quarter ended June 30, 2006 the Company generated revenue of nil from operations. The same quarter period ending June 30, 2005 generated revenues of $2,363. The reduction in revenues for the comparable period is primarily due to operations being placed on standby, owing to insufficient liquid resources to fund them.

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, insurance and other general corporate and office expenses, for the three-month period ending June 30, 2006 of $159,568. General and administrative expenses increased by $117,015 from the three-month period ended June 30, 2005 from $42,553. This increase is primarily due to increased legal and audit fees.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support operations.

Consultants Fees

Consultant fees consist of the company’s contract labor primarily technical services and management. Of the total $93,882 expense in the period $84,050 was accrued compensation and $12,332 was an actual cash expense.

Interest Expenses

Interest expenses of $65,371 is a reflection of accrued interest on shareholder and related party loans. The imputed amount for the same quarter in 2005 was $19,720. This is a reflection of interest expense being accrued on shareholder loans and related party loans at a market rate.

Equity Method Investment

In the quarter ended June 30, 2006, the Company recorded $18,174 of losses from it’s investment in equity securities accounted for by the equity method. The Company acquired the investment in December 2004.

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

CYOP SYSTEMS INTERNATIONAL, INC.

Date: August 18, 2006	By:	/s/ Mitch White
Mitch White
Chief Executive Officer and Chairman of the Board of Directors

Date: August 18,2006	By:	/s/ Canon Byran
Canon Byran
Chief Financial Officer

EXHIBIT INDEX

3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001)

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