Form 10QSB
period 2006-09-30
CYOP SYSTEMS INTERNATIONAL INC
filed 2006-11-20
CIK 1111698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________

Commission file number: 0-32355

CYOP Systems International, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	98-0222927
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

Golden Cross House
8 Duncannon Street, Strand,
London, UK WC2N 4JF	(310) 691-2585
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

As of November 10, 2006, the registrant had 378,498,160 shares of common stock outstanding.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Financial Statements
(Expressed in U.S. Dollars)
September 30, 2006

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)
	September 30, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents	$1,465	$218,844
Accounts receivable	711	711
Prepaid expenses and deposit	197,762	473,518
Loan receivable	1,500	—
Total current assets	201,438	693,073
Fixed assets, net	77,821	92,694
Investment in equity - method investee	1,579,339	1,618,278
Intangible assets, net	—	28,916
Total assets	$1,858,598	$2,432,962
LIABILITIES
Current
Accounts payable and accrued liabilities	$409,034	$244,326
Demand loans related party	1,458,634	1,161,167
Player funds on deposit	46,717	46,088
Short-term loan	212,725	212,725
Convertible debenture	1,474,557	1,369,660
Derivative conversion liability	—	30,949
Total Liabilities	3,601,666	3,064,915

STOCKHOLDERS' DEFICIENCY
Share capital
Authorized:
500,000,000 shares of common stock with a par value of $0.00002 per share

Issued, allotted and outstanding:
378,498,160 shares of common stock (2005 - 333,429,702)	7,569	6,669
Additional paid-in capital	5,403,210	4,778,610
Deficit accumulated	(7,153,847)	(5,417,232)
Total stockholders' deficiency	(1,393,068)	(631,953)
Total liabilities and stockholders' deficiency	$1,858,598	$2,432,962

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
Revenues
Service fees	—	1,386	—	5,695
Sale - Crediplay - related party (Note 6)	—	(58)	—	315
Banking fees	—	43	—	394
Total Revenues	—	1,371	—	6,404
Cost of sales	(215)	(11,505)	(397)	(47,910)

Gross profit (loss)	(215)	(10,134)	(397)	(41,506)

Sales and Marketing expenses	—	(38,000)	(12,724)	(94,460)
Consultants fees	(654,589)	(128,000)	(848,478)	(1,131,232)
Corporate finance fees	—	(31,000)	(10,000)	(173,156)
General and admin fees	(383,463)	(62,731)	(775,300)	(175,688)

Operating Loss	(1,038,267)	(269,865)	(1,646,899)	(1,616,042)

Other income (loss)
Interest expense	(68,517)	(18,075)	(196,769)	(71,137)
Equity in losses of equity-method investee	(14,847)	(10,289)	(38,939)	(41,128)
Mark-to-market adjustment	—	—	145,993	—

Net loss for the period	(1,121,631)	(298,229)	(1,736,614)	(1,728,307)

Loss per share - basic and diluted
Loss from operations	(0.0030)	(0.0008)	(0.0049)	(0.0054)

Net loss	(0.0032)	(0.0009)	(0.0051)	(0.0058)
Weighted average number of
common shares outstanding	348,172,073	333,429,702	338,443,214	299,368,435

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
For the periods ended September 30, 2006 and 2005
(Expressed in U.S. Dollars)
			Additional		Total
	Common stock		paid-in	Deficit	Stockholders'
	Shares	Amount	capital	accumulated	(deficiency)

Balance, December 31, 2003	142,973,160	2,860	695,464	(2,355,677)	(1,657,353)

Shares issued for legal services at $0.03995 per share	212,500	4	7,434	—	7,438
on January 27, 2004

Shares issued for corporate finance fees at $0.032 per	7,500,000	150	262,350	—	262,500
share on January 27, 2004

Shares issued for escrow agent services at $0.032 per	312,500	6	10,931	—	10,937
share on January 27, 2004

Shares issued to Cornell Capital at $0.0032 per share	3,125,000	63	12,437	—	12,500
on September 9, 2004

Shares issued to Cornell Capital at $0.0011 per share	4,545,454	91	11,273	—	11,364
on November 5, 2004

Shares issued to Cornell Capital at $0.0015 per share	3,333,333	67	7,266	—	7,333
on November 10, 2004

Shares issued to Cornell Capital at $0.0013 per share	3,846,154	77	8,385	—	8,462
on November 16, 2004

Shares issued to Cornell Capital at $0.00185 per share	5,405,405	108	16,108	—	16,216
on November 23, 2004

Balance, December 31, 2003	171,253,506	3,426	1,031,648	(2,355,677)	(1,320,603)

Shares issued to Cornell Capital at $0.00185 per share	5,405,405	108	17,189	—	17,297
on November 30, 2004

Shares issued to Cornell Capital at $0.00185 per share	4,444,444	89	14,133	—	14,222
on November 30, 2004

Net loss for the year	—	—	—	(1,049,505)	(1,049,505)

Balance, December 31, 2004	181,103,355	3,623	1,062,970	(3,405,182)	(2,338,589)

Balance, Forward	181,103,355	3,623	1,062,970	(3,405,182)	(2,338,589)

Shares issued to Cornell Capital at $0.0071 per share	107,394,805	2,146	760,033	—	762,179

Shares issued for services at $0.0174 per share	45,000,000	900	782,100	—	783,000

Write down of deferred revenue	—	—	2,173,507	—	2,173,507

Net loss for the year	—	—	—	(2,012,050)	(2,012,050)

Balance, December 31, 2005	333,498,160	6,669	4,778,610	(5,417,232)	(631,953)

Balance, Forward	333,498,160	6,669	4,778,610	(5,417,232)	(631,953)

Shares issued for services at $0.0139 per share	45,000,000	900	624,600	—	625,500

Net loss for the period	—	—	—	(1,736,615)	(1,736,616)

Balance, September 30, 2006	378,498,160	7,569	5,403,210	(7,153,847)	(1,743,069)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	For the Nine Months
	Ended September 30,
	2006	2005

Cash flows from (used in) operating activities
Net loss for the period	$(1,736,617)	$(1,728,307)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	28,917	21,687
- depreciation of fixed assets	27,327	13,558
- imputed interest	196,769	—
- share issuance for services	625,500	899,307
- investment in equity interest	38,939	41,128
- accredited to convertible debenture	(76,052)	—
Changes in assets and liabilities:
- accounts receivable	—	49,347
- prepaid expenses and deposits	275,756	(141,018)
- loan receivable	(1,500)	—
- accounts payable and accrued liabilities	(32,062)	(38,029)
- player funds on deposit	632	1,183
- deferred revenue	—	(315)
	(652,391)	(881,459)
Cash flows from (used in) investing activities
Increase in due from a director	$297,467	$44,410
Purchase of fixed assets	(12,455)	(39,115)
	285,012	5,295
Cash flows from financing activities
Shares issued	$—	$642,826
Proceeds from promissory note	—	(100,000)
Proceeds from convertible debenture	150,000	580,000
Proceeds from short-term loan	—	—
	150,000	1,122,826
Foreign exchange gain (loss) on cash held in foreign currency	—	3,046
Increase (decrease) in cash and cash equivalents	(217,379)	249,708

Cash, beginning of period	218,844	7,337
Cash (deficiency), end of period	$1,465	$257,045

Cash represented by:
Cash on hand	$1,168	$253,173
Cash with processors	296	3,872
	$1,465	$257,045

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the nine months ended September 30, 2006 and 2005
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
For the three months and nine months ended September 30, 2006 and 2005
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
For the three months and nine months ended September 30, 2006 and 2005
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
For the three months and nine months ended September 30, 2006 and 2005
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

	(l)	Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As at September 30, 2006, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2006 and 2005
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
For the three months and nine months ended September 30, 2006 and 2005
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
For the three months and nine months ended September 30, 2006 and 2005
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

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. During the month of December 2004 the Company recorded a $6,688 loss based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,668,285 at December 31, 2004. During the period January 1, 2005 to September 30, 2006 the Company recorded a further loss of $88,946 reducing the carrying value to $1,579,339.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2006 and 2005
(Expressed in U.S. dollars)

4.	Fixed assets
			September 30, 2006
		Cost	Accumulated depreciation	Net book Value
	Audio and visual equipment	$21,558	$16,031	$5,527
	Computer hardware	140,234	88,689	51,545
	Computer software	30,700	11,666	19,034
	Office furniture and equipment	9,227	7,512	1,715
	Total	$201,719	$123,898	$77,821

5.	Intangible Assets

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
For the three months and nine months ended September 30, 2006 and 2005
(Expressed in U.S. dollars)

5.	Intangible Assets (continued)
the Skill-Bingo game software
the website located at http://www.bigrbingo.com
the trademark “BiG’rBingo”
the BiG’rBingo customer deposits

As of September 30, 2006, due to market conditions, and a lack of adequate capitalization to fund certain activities, the Company has elected to wind down skill-related gaming operations. The remaining carrying value of the skill gaming technology at March 31, 2006 was 21,688. At September 30, 2006, this value was impaired and revalued at nil.

On November 16, 2005 the Company entered into an Asset Purchase Agreement (“APA”) with FutureBet Systems, Inc. (“FB”) to acquire the software code of FutureBet Systems, version 4 software. Pursuant to this agreement the Company deposited $350,000 with FB and was required to meet certain other terms to acquire the software. On June 22, 2006 the Company amended the payment terms of an additional $255,000 to August 7, 2006. The Company did not make such payment and is in default of the original agreement. The Company has determined that it is probable that the deposit will not be recovered and that such software will not be developed by the Company and subsequently has written off the deposit in this quarter.

6.	Loans

	(a)	Demand Loans Related Party

September 30, 2006
i. Interest bearing and unsecured at 5% per annum:
- Andrea Carley - an officer	$96,673
- Mitch White - an officer, director and stockholder	1,069,393
- Gordon Samson - a former director	108.949
- Patrick Smyth - a former director	138,993
Total	$1,414,008

On June 15, 2006, the Company executed a second amendment of the SPA of December 15, 2005 Cornell Capital LP. One of the revised terms gives Mitch White, an officer and a director of the Company, the option to convert such portion of his outstanding shareholder loan (valued at September 30 at $1,069,393) into common shares -- at a 20% discount to the market price -- so as to effect a majority ownership of the shares of CYOP, with the balance of the shareholder loan, if any, being convertible into a newly-created series of preferred shares in CYOP, the terms of which must be agreed upon by both the Company and Cornell. Alternatively, Mr. White may convert the entire balance of his outstanding shareholder loan into common shares of the Company at a 35% discount to the market price, which would however also give Cornell the right to convert its convertible debenture, in whole or in part, into common shares of the Company at a 35% discount to the market price. As of November 10, no election has been made by Mr. White.

(b)	Short term Loan

i. Non-Interest bearing and unsecured	September 30, 2006
- Jack Carley - related to a director and stockholder	$44,625
Total	$44,625

(c)	Short-term Loan Related Party

September 30, 2006
i. Interest at 10% per annum:
- RedRuth Ventures	212,725
Total	$212,725

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2006 and 2005
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

As at September 30, 2006, outstanding amounts on the May 4 Note was $0.00.

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

The outstanding amount as of September 30, 2006 for this convertible debenture is $1,500,000. Pursuant to SFAS 133 the options were valued upon issuance using black scholes at $30,949. Such amount has been bifurcated from the debt and allocated to deferred interest expense and is being amortized over three years which is the term of the debenture.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2006 and 2005
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
For the three months and nine months ended September 30, 2006 and 2005
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
For the three months and nine months ended September 30, 2006 and 2005
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

On Feb 18, 2005, the Board of Directors of the Company approved and filed the “2005 Consultant Stock Plan” (“2005 Plan”).

On Sep 1, 2006, the Board of Directors of the Company approved and filed the “2006 Consultant Stock Plan” (“2006 Plan”).
	(c)	Stock Option

There were no stock options granted for the period ended September 30, 2006.

9.	Income Taxes

As at September 30, 2006, the Company has non-capital losses and undepreciated capital cost of approximately $4,092,000 and $2,080,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future   years. The non-capital losses expire commencing in 2006 through 2010.

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
For the three months and nine months ended September 30, 2006 and 2005
(Expressed in U.S. dollars)

10.	Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a) The Company to September 30, 2006 has accrued interest of $45,252 at an interest rate of 5% per annum on current loans totaling $1,458,633 from directors of the Company.

(b) See Note 6, and 7.

On December 1, 2004, by agreement (Form 8-K December 13, 2004) the discounted promissory note, face value $1,800,000.00 dated December 1, 2001 and maturing December 14, 2010 (the “note”) was assigned to an affiliated company, Gaming Transactions Inc., (“assignee”) in consideration of 25 million restricted shares of the assignee’s common stock. This has been recorded as an equity investment and is booked as $1,579,339 as of September 30, 2006.

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

Pursuant to SFAS 133, the Company valued the options at September 30, 2006, with a value being calculated at nil.

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

The following management's discussion and analysis of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and nine months ended September 30, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

The Company had cash and cash equivalents of $1,465 at September 30, 2006 and a working capital deficit of ($3,050,228) with the deficiency arising primarily from $1,458,634 in loans from related parties and a $1,474,557 convertible debenture with Cornell Capital Partners LP.

During the nine month period ended September 30, 2006, the Company had a net loss of $1,386,616 compared to a net loss of $1,728,307 in the period ended September 30, 2005. This decrease is due primarily to a decrease in consultants fees and corporate finance fees, which reflect decreased activities in these areas of the Company.

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

Results of operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Revenue

For the nine months ended September 30, 2006, the Company generated revenues of nil from operations. The same nine month period ending September 30, 2005 generated revenues of $6,404. The reduction in revenues for the comparable period is primarily due to operations being placed on standby, owing to insufficient liquid resources to fund them.

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, and other general corporate and office expenses, for the nine-month period ending September 30, 2006 of $425,300. General and administrative expenses increased by $249,612 from the nine-month period ended September 30, 2005 from $175,688. This increase is primarily due to increased legal and audit fees.

Consultants Fees

Consultant fees consist of the company’s contract labor, primarily technical services and management. For the nine-month period ending September 30, 2006, the Company had consultant fees expense of $848,478. This compares to consultant fees of $1,131,232 for the nine-month period ending September 30, 2005. The decrease is due primarily to the 2006 Consultant Stock Plan issuance occurring at a lower deemed share price than the 2005 Consultant Stock Plan issuance. An equal number of shares were issued for these plans.

Interest Expense

Interest expense increased to $196,769 for the nine months ended September 30, 2006 from $71,137 for the nine months ended September 30, 2005 due primarily to interest accruing on the convertible debenture issued by Cornell Capital LP, as described above and in the notes to the financial statements, which convertible debenture had not been issued in the same period of 2005.

Equity Method Investment

During the nine months ended September 30, 2006, the Company recorded $38,939 of losses from it’s investment in equity securities accounted for by the equity method. The Company acquired the investment in December 2004.

Results of operations for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.

Revenue

For the quarter ended September 30, 2006 the Company generated revenue of nil from operations. The same quarter period ending September 30, 2005 generated revenues of $1,371. The reduction in revenues for the comparable period is primarily due to operations being placed on standby in 2006, owing to insufficient liquid resources to fund them.

General and Administrative expenses

General and administrative expenses consist primarily of, legal and audit professional fees, insurance and other general corporate and office expenses, for the three-month period ending September 30, 2006 of $33,463. General and administrative expenses decreased by $29,268 from the three-month period ended September 30, 2005 from $62,371. This decrease is due primarily to decreased legal and audit fees.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support operations.

Consultants Fees

Consultant fees consist of the company’s contract labor primarily technical services and management. Of the total $654,589 expense in the period $127,640 was accrued compensation and $552,000 was related to the 2006 Consultant Stock Plan through which 45 million shares were issued to consultants.

Interest Expenses

Interest expenses of $68,517 is a reflection of accrued interest on related party loans and a convertible debenture. The imputed amount for the same quarter in 2005 was $18,075. This increase is due primarily to a convertible debenture payable that had not yet been issued to the Company in 2005.

Equity Method Investment

In the quarter ended September 30, 2006, the Company recorded $14,847 of losses from it’s investment in equity securities accounted for by the equity method. The Company acquired the investment in December 2004.

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

CYOP SYSTEMS INTERNATIONAL, INC.

Date: November 13, 2006	By:	/s/ Mitch White
Mitch White
Chief Executive Officer and Chairman of the Board of Directors

Date: November 13,2006	By:	/s/ Canon Byran
Canon Byran
Chief Financial Officer

EXHIBIT INDEX

3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001)

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