Form 10KSB
period 2006-12-31
CYOP SYSTEMS INTERNATIONAL INC
filed 2007-04-17
CIK 1111698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file Number: 000-32355

CYOP SYSTEMS INTERNATIONAL INCORPORATED
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0222927
(I.R.S. Employer Identification Number)

Golden Cross House
8 Duncannon Street, Strand,
London, UK WC2N 4JF
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
☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $ 576,063 computed by reference to the price at which the common equity was sold as of April 16, 2007. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such person may be considered to be affiliated with the Company. As of April 16, 2007, the number of shares outstanding of the registrant's Common Stock was 366,731,439.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this prospectus may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis” and “Description of Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this prospectus generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this prospectus will in fact occur.

The subsequent forward-looking statements relating to the matters described in this document and attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward looking statements.

PART I

Item 1. Description of Business

CYOP Systems International, Incorporated (the “Company” or “CYOP”) was originally incorporated on October 29, 1999 under the name Triple 8 Development Corporation under the laws of the State of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. The Company changed its name to CYOP Systems International Incorporated on October 30, 2000. On November 3, 2000, the Company acquired 100% of the issued and outstanding shares of CYOP Systems Inc., Barbados (“CYOP Barbados”). This transaction was accounted for as a reverse acquisition and a recapitalization.

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

Business

The Company, and its subsidiaries, is a developer of multimedia transactional technology solutions and services for the entertainment industry outside of the United States. The range of products and services that the Company is pursuing include financial transaction platforms for on-line video games, and integrated e-commerce transaction technology for on-line merchants.

The global online gaming market has experienced rapid growth since its establishment in the 1990s but remains relatively immature. According to GamingPublic.com, global revenues from online gambling will reach USD$16 billion in 2006, up from USD$ 12 billion in 2005 and USD$ 7.0 billion in 2004.

For the five-year period from 2005 to 2009, it is estimated that revenues generated by the global online gaming market will increase to approximately $22.7 billion, representing a compound annual growth rate of approximately 22 percent. On this basis, the global online gaming market would still only represent approximately 8 percent of the total global gaming market in 2009.

By 2010, the online gaming industry will surpass USD$25 billion.

The Internet is altering the method by which gambling occurs, and this transformation is starting to have an effect on how people gamble. Online games do not need any traditional retailers, and retailing does not offer anything the Internet cannot provide, except that the consumer can physically see and feel the product. With our software, the customer’s experience only differs by his surroundings as the play of games is an exact replica of the casinos and in retail outlets.

According to the ‘Computer Industry Almanac’, the number of Internet users in the world in 1999 amounted to 185 million and the number is now put at almost 1.07 Billion.

Computer games have not replaced the opulence of the brick and mortar casino, but they have been an excellent substitute for the hard-core gambler. Internet generally and on-line gaming in particular creates opportunities to eliminate a couple of phases in the distribution chain and provide entertainment from the safety of home.

The entertainment industry is proceeding towards a more clear integration of computer games, music, video and Internet. With the total integration of the entertainment branch, computer gambling will obtain a greater acceptance and reach a larger public, by the side of so-called “hardcore gamblers” according to Datamonitor.

Global iGaming Overview

Global revenues from online gambling will reach USD$15 billion in 2006, up from USD $10 billion in 2005 and USD $7.0 billion last year.

The global online gaming market has experienced rapid growth since its establishment in the 1990's but remains relatively immature. Although estimates as to the current size and growth rates of the global online gaming market vary considerably, it is estimated that the market generated revenue of approximately $7.0 billion in 2004, representing just over three percent of the total global gaming market. In 2004, casino and bingo games represented approximately 29 percent of the online gaming market, and poker represented approximately 13 percent.

Analyzing the market by “product” shows that betting generally in betting exchanges and sportsbooks dominates at 38 percent with online casinos handling 23 percent of the action and online poker close behind at 22 percent. Skill Gaming and Bingo hold 2 percent and 5 percent respectively with online lotteries in a growth phase expected to surge from a current 10 percent to 27 percent by 2010.

Sub-market delivery channels include mobile or m-gaming at 15 percent with growth to 27 percent likely by 2010, and interactive TV at 3 percent with surprisingly slow growth to only 5 percent over the same period.

For the five-year period from 2005 to 2009, it is estimated that revenues generated by the global online gaming market will increase to approximately $22.75 billion, representing a compound annual growth rate of approximately 23 percent. On this basis, the global online gaming market would still only represent approximately 8 percent of the total global gaming market in 2009.

Expansion in Existing Markets

Governments moving towards a more prohibitive or more permissive stance in any country will have a definite impact on the growth of Internet gaming in that particular market - albeit that prohibitive policies will prove difficult to enforce. The details of the legal situation are discussed in detail later in this plan, but we would highlight again three particular markets to watch on this front:

The United States is the “big one” for potential near-to-medium term growth, if it were to become more permissive, assuming that the massive 50+% of today’s online gambling market that already originates from the United States could be significantly bigger if it became (indisputably) legal to offer online gambling to U.S. residents.

A scenario in which the US becomes more prohibitive would probably cause a near-term decline in U.S.-derived revenues (depending on what measures were implemented), but we do not see a credible way of enforcing a prohibition in the longer term, in the context of other jurisdictions being willing to regulate the industry. That said, an issue with the legislation is whether it enables advertising and sponsorship as getting increasingly harder or easier. If the U.S. legal situation remains as the status quo, we still see considerable momentum in the growth of gambling revenue from U.S. punters.

Europe is the next biggest gambling market at present. The United Kingdom is out in front in terms of developing a permissive regulation, and the rest of Europe seems to be slowly coming to terms with the fact that Internet gambling is not going to go away. Our best guess is that liberalization will come to Europe over the next 2-5 years, either through the European courts, or possibly through an EC directive, but it will gradually come. Again, prohibition will be tough to enforce, particularly when EU member states like the United Kingdom and Malta are happy to regulate operators.

China, representing a large proportion of the global population, also represents a huge untapped online gambling market if it ever opens up. At present, prohibition is enforced with pretty severe penalties for individuals breaking the law, so we can only see upside in terms of the revenue potential from China. Although whether companies will continue to take bets from Chinese citizens, given the clear illegality, appears to be questionable.

Regarding these key markets, we suggest it is an all-or-nothing situation - i.e. it becomes increasingly untenable in a global Internet-based market for a given country to stick by a prohibitionist stance. If the U.S., Europe and China were to stand united in prohibition, it might then be feasible to control and restrict it - but with Europe showing signs of cracking, led by the United Kingdom, the long-term development must be in the direction of regulating rather than trying to prohibit online gambling.

The legal situation in each market will also determine how competitive each market is. At present in the U.S., with the ambiguous legality, it seems to be a case of “he who dares wins”, in that many operators refuse to take bets from the U.S. at present, while the likes of Sportingbet make the majority of their profits from U.S. customers and enjoy relatively limited competition, particularly from the big land-based brands like the U.S. listed gaming companies or most United Kingdom bookmakers. The later you leave it, the greater the economic consequences for such a crackdown - what will be the combined market capitalization and employee size of the online gaming companies in three years time?

Legal developments will also mean that the relative growth of the different forms of online gambling on a global scale will depend on the cultural preferences of those markets that are being legalized.

In 2005, the Company embarked on a strategy to develop its services and production capabilities by embarking on a number of new ventures. These “business centers” are as follows:

SkillArcade.com

www.skillarcade.com is CYOP’s central games portal; an online games destination where people play popular skill games against other players and compete in tournaments to win real money prizes. Games on the site include over the Internet, including Puzzle, Board, Trivia, Learning games, Action Games, Strategy, and Role Play games. Online skill games are games that have been formatted so that the rules of the game eliminate elements of luck, without changing the fundamental nature of what makes the game enjoyable and appealing. Players win cash and/or prizes based on one or more skills including: hand-eye coordination, reaction time, dexterity, spatial memory, long-term memory, pattern recognition, organizational skills, strategic planning, game play knowledge, general knowledge and intelligence.

Each contestant pays an entry fee to enter a tournament and the winner collects all the entry fees paid minus a tournament maintenance fee to CYOP Systems for providing the games, online tournament software and e-commerce banking.

The fees collected by CYOP range between $0.25 to $2.00 per game per player. This system of micro-payments is based on users playing multiple games over a user-session online. Tournaments generally run no longer than five minutes and involve five people on average. CYOP’s current hardware configuration can currently operate 10,000 tournaments consecutively at any given time, and the Company has the ability to increase that to 100,000 tournaments consecutively in the future.

The Company also allows players to play on SkillArcade.com for free, and is planning to monetize these customers by placement of advertising on the website and by converting the free-player database into cash-players through marketing strategies. At December 31, 2005, SkillArcade.com currently had about 250,000 members.

The SkillArcade.com operations have been wound down. The domain and other associated properties have been allowed to lapse and revert to other owners. The carrying value of the intangible asset associated with these operations was reduced by $28,916 during fiscal 2006, to a value of $0.

Red Felt Software

The Company launched www.redfeltsoftware.com through a United Kingdom Company, Red Felt Software Ltd., which has been organized as a wholly owned subsidiary of CYOP Systems International Incorporated. With Red Felt Software Ltd., it was intended that the Company would pursue turnkey licensing opportunities in the iGaming market place for enterprises wishing to enter and capitalize in this market space. The United Kingdom is recognized as a jurisdiction embracing and regulating this sector.

Online gaming is forecasted to be an industry segment with significantly above-average growth. Gaming consultants Christian Capital forecast that gaming revenue will rise to $22.7 billion by 2009, from $8.2 billion in 2004, an annualized growth rate of 22 percent. Online gaming is also expected to seize an 8.1% share of the worldwide global gaming market according to www.GamingPublic.com.

Red Felt Software is a simple non-download gaming system that can be easily executed and distributed to end-users by any webmaster or administrator. We also provide the necessary management experience and support to our licensees and their customers.

Upon receipt of financing, we intend to begin marketing activities with respect to the licensing of the software to existing portals online gaming operators as well as to traditional casinos. Furthermore, upon receipt of financing, we intend to increase the sales force to solicit licensing agreements with companies that have global clientele.

These games are being made available to third party operators whereby they pay one-time customization fees, followed by an ongoing percentage of the net revenues to CYOP. Given the changes in the laws in the United States regarding iGaming payment processing, Red Felt will no longer operate in the United States. Non USA facing licensees will pay an upfront set up fee, a percentage of the net and a monthly hosting fee for:

Management of gaming software
Marketing support
Hosting and collocation of web servers
Hosting and collocation of gaming and transaction servers
Technical Support and Security Monitoring
Fully built gaming site
Non-Download gaming software
Real Time live reporting
Hosting & Server monitoring
Credit Card Processing

By structuring the software fees this way, Red Felt believes it has positioned itself so that it will not benefit from wagering that occurs in the USA and it will remain in compliance with the Unlawful Internet Gambling Enforcement Act of 2006 (included in HR 4954, the Port Security Improvement Act of 2006).

Non USA facing licensees will pay an upfront set up fee, a percentage of the net and a monthly hosting fee for:

•	Fully built gaming site

•	Non-Download gaming software

•	Real Time live reporting

•	Hosting & Server monitoring

•	Credit Card Processing

RedFeltPoker.com

The RedFeltPoker.com site, previously known as TenSeatPoker.com, is the flagship play-for-cash non-USA facing poker site featuring the our licensed poker games, and will be marketed with the goal of establishing brand recognition and driving revenues from targeted audience areas. Operated through its subsidiary, Red Felt Software Ltd., we announced an executed agreement with Action Poker Gaming Inc., to license their online poker system.

The software includes classic poker games of Texas Hold’em, Omaha and 7 Card Stud, as well favorites such as Omaha Hi. Players will be able to pick from ring game action, daily tournaments with entries to the World Poker Tour, the World Series of Poker and all the major events.

We have negotiated with a number of payment processors to ensure global payments including the ability to leverage Check 21, laws regulating paper drafts, and new technologies to provide the optimal online payment processing. This also includes direct debit from banking institutions, major credit cards and multiple currencies.

More than 200 online poker sites collectively are generating about $3 billion a year in revenues, equal to 60% of last year's $5 billion in gambling revenues from all of the Las Vegas “Strip”. An estimated 1.7 million players are active online; meaning they've played Internet poker in the past six months and about 150,000 people play on an average day, according to PokerPulse.com.

We plan to derive revenues from a percentage of the rake and through processing fees. Rake is the percentage of the pot that the house collects as compensation for hosting the game. The maximum rake in ring games is $3, with a minimum pot size needed for any rake. Tournament style games do not have a rake, but have an entry fee.

Distribution Methods Of Our Products And Services

The Company has licensed a financial transaction platform to seamlessly integrate the front end and player experience. The Company will be providing online gambling software for business, and shall derive a percentage of the gross wagers made by customers with the ultimate goal of being recognized as a top software provider.

iGaming is similar to Brick & Mortar wagering. A customer enters the site and opens an account by completing an information form. A credit card or other method of payment is used to deposit a minimum of USD$20.00, although larger deposits can be made.

The gamer then chooses a game to play and a wager is debited from the gamer’s account.

Here's how it works:

A player simply chooses a betting amount in the drop down menu from the website. The player then selects the total amount of the bet. The player makes the bet. The player wins or loses and the account information is updated automatically. If a gamer wishes to withdraw their funds, he or she posts a withdrawal notice and a check is sent to the gamers’ listed address or the merchant processor is credited back.

The Company will also license an end-to-end solution to gaming communities and portals to generate further revenues and offer partner sites an additional revenue source by charging a percentage of the gross amount wagered and won, as well a percentage of the processing fees. Licensing in this manner builds brand awareness quickly and is commonplace throughout the online casino industry.

Collecting and processing fees through financial institutions and disbursing funds through a revenue sharing model to vertical channel partners in this manner creates market opportunity through revenue sharing and reducing upfront investment costs for affiliate sites and portals in a vertically integrated marketing channel.

Growth Drivers

Channels

The key to success in the aggregation of players within an online gaming network is identifying and offering multiple channels to customers who will participate in multiple methodologies of connecting to the network. The Company will establish its platform as the most progressive channel offering, granting customers access to the network through a number of sophisticated entry points. Attracting customers through multiple channels allows the Company to take advantage of the growth and technology advancements of the Internet, Mobile, and Kiosk/iTV markets.

One of the strategies is the future development of a number of new iGaming vertical portals, which shall be used to drive traffic to its flagship site, RedFelt.com.com.

Internet

This will represent the majority of how customers participate within the online gaming network. Customers will interface with our platforms through the World Wide Web, where they can participate from any Internet connection. This will be the focal point of all platforms, and the Company has positioned itself to offer the most enticing offering of any gaming operator in the space.

Mobile

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

This is the fastest growing trend within internet gaming market is estimated by Juniper Research to be $6.9 billion in 2009.

The Company has significant experience and expertise within the mobile gaming sector, and will clearly understand the technologies and communications to launch a mobile platform. The online gaming network will be the key focus in offering a mobile channel.

Customers will have the option to participate and take part in the online gaming network from virtually any point. The key to the mobile application is to connect to the customer from anywhere and grant them access to the network from literally any location.

Again, the key focus of the mobile applications is to allow customers within the online gaming network to access the gaming offerings from any location, as well as notify them via SMS (also via email notification if on web) messaging when specific games they want are available.

The key to these services is to constantly interact with the customer, and become their sole provider of all relative information pertaining to the online gaming network.

Kiosk/iTV

The strategy behind the Kiosk/iTV markets is to establish ourselves as the leading online gaming network, and explore all opportunities and channels that make sense in regards to distribution of the network.

With the growing market of gaming kiosks distributed in North America, Europe, Asia, and South America, the Company would look to establish relationships with these distribution partners. Either by partnering with existing kiosk distributors or building out our own network of kiosks, the Company plans to gain traction and take part in this emerging market.

The blueprint for success is to monetize our existing network and connect with players through a number of methodologies such as a kiosk application.

As this venture gains momentum and builds a viable online gaming network, the Company would seek to establish partnerships with current iTV operators. This channel will evolve into connecting with players through multiple iTV avenues. Currently the Company has begun discussions with iTV technology operators, and seek to implement this channel as we expand into new markets.

Languages & Currencies

The Company intends to build and upgrade the architecture of the online gaming network software to easily accept various currencies, incorporate additional languages to attract new players and reach markets that have not yet been exposed to the methodology of an online gaming network. Services will also have the capacity to be translated into multiple languages, and we will customize multiple sports information sites to cater to the relevant sports and news specific to those markets.

Co-Branded and Private Label Distribution Programs

The Company intends to enter into agreements with celebrities, businesses and game portals under which these wholesale distribution partners can offer Red Felt’s products and services. The Company will consider arrangements in which; the distribution partner is allowed to offer our services using its own brand if the benefits derived include greater market reach without fixed overhead costs and the ability to use partners to assist in the delivery of complete solutions to meet customer needs. We are actively pursuing the expansion of these distribution programs both domestically and internationally.

Advertising/Sponsorship Programs

The Company believes that many large corporations would take advantage of the Company’s sites in order to reach the demographics that players represent. As an example, Budweiser presently sponsors poker throughout the country paying for boards and equipment for many of the tournaments. They also provide added prize money for tournaments as do many such corporations and companies throughout the world.

Licensing Opportunities

The Company intends to license its software to other portals, verticals and gaming sites. This would include set up fee and ongoing licensing fees depending on volume. Red Felt provides the following to licensees who pay an upfront set up fee, a percentage of the net and / or a monthly hosting fee for:

Fully built gaming site
Non-Download gaming software
Real Time live reporting
Hosting & Server monitoring
Credit Card Processing

Marketing Support

The Company also intends to sell Turnkey sites to smaller investors for a smaller upfront fee plus ongoing licensing fees depending on volume.

RedFeltGold.com Super Affiliates

The Company began marketing a Super Affiliate program to existing qualified online web operators who wish to link to the RedFeltGold.com Network. Affiliates are not charged any set up fees and will receive between 25% and 50% of the Net Customer Loss (NCL*). NCL is defined as the Gross Bet made by a player less payout less processing charges.

The Affiliate program will only be open to sites with above average traffic and who demonstrate an ability to market themselves progressively.

Joint Ventures & Strategic Alliances

The Company intends to introduce its products to the high-end business community within the next six months. Other targeted opportunities include European- and Asian- based companies enabling the Company to be first to market in emerging areas of opportunity. Given that North America is approximately two to five years ahead of the rest of the Internet world, there exists an opportunity for start-up ventures in Asia and Europe due to the relative ease and low cost of marketing as compared to the Americas.

How We Plan To Expand Our Business Model

We intend to capitalize on our experience in the online gaming Industry by leveraging our experience and contacts in this, the most profitable sector of the global digital economy. With the ability to integrate with popular online games like bingo, we believe that we have the opportunity to gain acceptance by licensing our software to the mainstream Internet portals and games sites as a viable on going alternative to advertising and subscription-based revenues.

During 2006, operations had not advanced to a level where we were able to generate revenue. Nor did the subsidiary company incur any expenses. Red Felt Sofware Ltd remains active and in good standing in the United Kingdom.

Anti-Gaming Legislation and Discontinuation of Gaming Operations

During fiscal 2006, new anti-gaming legislation was enacted in the United States. The Company was forced to make the decision to indefinitely discontinue all of its US-based gaming-related operations as of December 31, 2006. All gaming-related websites were taken offline; all gaming-related services offerings were ceased; and all bank accounts and transactional systems relating to gaming operations were closed, with the balances written down to $0 at December 31, 2006. Losses have been segmented in the financial statement presentation, net of tax. Because the Company had no liability associated with these losses, and because it is probable that the net operating losses cannot be utilized in future, the tax effect on the losses from discontinued operations was estimated at nil.

Operations

We have a history of losses since our inception. If we are unable to generate enough revenue and become profitable, our company will fail.

Management

While our management has signed agreements, they are under no contractual obligation to remain with us and their departure could cause the Company to fail. Our directors and our officers have varied business interests and are working for other companies from time to time. Members of management have signed written employment agreements with us, and have deferred fees as we have not been able to afford to pay management members.

Manufacturing

We do not engage in any manufacturing activities.

Government Regulation

The Gambling Act 2005 replaces most of the existing law about gambling in Great Britain and puts in place an improved, more comprehensive structure of gambling regulation. This includes a new structure of flexible protections for children and vulnerable adults and, in particular, brings the burgeoning Internet gaming sector within British regulation for the first time. It creates a new independent regulatory body, the Gambling Commission, which will be the new, tough national regulator for commercial gambling in Great Britain.

The Gambling Commission will be accepting applications for remote gaming operating licenses under the Gambling Act 2005 from January 2007. However, licenses will only take effect from September 2007, when the Act will be fully implemented. When the new regulatory regime comes into being remote operators will only be licensed by the Commission if key equipment relating to licensable activities is based in Great Britain.

CYOP intends to apply for a license to operate remote gambling in the UK under the aforementioned laws.

Intellectual Property

On May 21, 2002, we terminated the software development agreement and a software licensing, technical support and operation of customer service and data centre agreement with a related company (related by a common director). As at that date $240,000 license fees were billed with $200,000 remaining unpaid at May 21, 2002.

In satisfaction of this unpaid amount and in consideration of terminating the agreement, the related company assigned all right, title and interest in: the Skill-Bingo Patents and the Skill-Bingo Inventions purchased from FYRC Inc.

As of December 31, 2006, due to market conditions, and a lack of adequate capitalization to fund certain activities, we have elected to wind down skill-related gaming operations. The remaining carrying value of the skill gaming technology at March 31, 2006 was 21,688. At December 31, 2006, this value was impaired and revalued at nil.

Competition

Our competitive position in the on-line gaming industry is dependent on our ability to market our system and acquire traffic and affiliates. Even though we believe our system is world class for delivering games online, it is possible we could receive intense competition from better financed companies with in-house software development capabilities who are able to offer online games.

Employees

At present, we employ one full time employee and no part-time employees. Other services are on contract and for marketing and administration, management and directors are relied upon.

Financing

We are highly dependent on financing for ongoing operations. We were cleared by the Securities Exchange Commission (“SEC”) and National Association of Securities Dealers (“NASD”) in September 2002 to have our securities quoted on the Over-the-Counter Bulletin Board exchange. We have been and continue to be dependent upon management for loans to the Company to fund our operations. The Company in December 2003 negotiated a financing with Cornell Capital Partners, LP (“Cornell”) of up to five million dollars ($5,000,000). The financing is based on a draw-down and the purchase price is set at 98% of the Market Price. This was completed in the fall of 2004.

On September 2, 2005, we entered into an Equity Distribution Agreement with Cornell. Under the Equity Distribution Agreement, CYOP may issue and sell to Cornell common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell will pay us 98% of the lowest volume weighted average price of our common stock as quoted by the Over-the-Counter Bulletin Board during the five trading days immediately following the notice date. Cornell will also retain 4% of each advance under the Equity Distribution Agreement. The amount of each cash advance is subject to a maximum amount of $800,000, with no cash advance occurring within seven trading days of a prior advance. Cornell received two warrants to purchase 27,500,000 shares of our common stock as a one-time commitment fee under the Equity Distribution Agreement. The first warrant for 15,000,000 shares of our common stock has an exercise price equal to $0.05. The second warrant for 12,500,000 shares of our common stock has an exercise price equal to $0.06. The warrants expire three years from September 2, 2005. The Equity Distribution Agreement with Cornell was terminated pursuant to a Termination Agreement dated December 15, 2005.

In addition, on September 2, 2005, we entered into a Securities Purchase Agreement (SPA) with Cornell. Pursuant to the Securities Purchase Agreement, Cornell purchased a secured convertible debenture in the original principal amount of $650,000. Cornell surrendered this $650,000 convertible debenture plus unpaid and accrued interest totaling $19,660.58 in consideration in part for the Debentures that were issued.

On December 15, 2005, the Company entered into a Securities Purchase Agreement (SPA) with Cornell. Pursuant to the SPA, Cornell purchased secured convertible debentures in the original principal amount of $1,350,000. The debentures have a three-year term and accrued annual interest of 10%. Funds of $700,000 were advanced to the Company upon execution of the SPA. Funds of $150,000 were advanced on June 15, 2006. The balance of $500,000 will be disbursed upon the discharge of certain conditions placed upon the Company in the SPA. The debentures mature on December 15, 2008. The secured convertible debentures may be redeemed by the Company at any time, in whole or in part. The Company will pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are convertible from time to time into our common stock by Cornell at the price per share of an amount equal to ninety percent (90%) of the lowest average volume weighted average price of our Common Stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date. We granted Cornell a security interest in certain of its assets pursuant to amended and restated security agreement dated December 15, 2005. Cornell also received five year warrants to purchase 2,970,000 shares of common stock, 1,350,000 shares at an exercise price of $0.05 per share and 1,620,000 shares at an exercise price of $0.06 per share.

On June 15, 2006, the Company executed a second amendment of the SPA of December 15, 2005 Cornell Capital LP. One of the revised terms gives Mitch White, a former officer and director of the Company, the option to convert such portion of his outstanding shareholder loan (valued at December 31 at $ 1,176,058 into common shares — at a 20% discount to the market price — so as to effect a majority ownership of the shares of CYOP, with the balance of the shareholder loan, if any, being convertible into a newly-created series of preferred shares in CYOP, the terms of which must be agreed upon by both the Company and Cornell. Alternatively, Mr. White may convert the entire balance of his outstanding shareholder loan into common shares of the Company at a 35% discount to the market price, which would however also give Cornell the right to convert its convertible debenture, in whole or in part, into common shares of the Company at a 35% discount to the market price. As of April 16, 2007, no election has been made by Mr. White.

On July 19, 2006, Cornell converted $75,000 of the convertible debenture into 14,691,883 common shares of the Company at a conversion price of $0.00513 per share. The face value of the convertible debenture outstanding at that date, and at year-end, was $1,425,000.

Subsequent to the year-end, on February 20, 2007, Cornell converted a further $33,446.58 of the convertible debenture and accrued interest into 11,613,396 common shares of the Company at a conversion price of $0.00288 per share. The face value of the convertible debenture outstanding at that date was $1,411,000.

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

Stock Price Volatility

The market price of CYOP’s common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. The Company cannot provide assurance that the sales price of its common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of CYOP’s common stock in the future. Such fluctuations and variations may be the result of changes in CYOP’s business, operations or prospects, announcements of technological innovations and new products by competitors, CYOP or its competitors entering into new contractual relationships with strategic partners, proposed acquisitions by CYOP or its competitors, financial results that fail to meet public market analyst expectations of performance, regulatory considerations and general market and economic conditions in the U.S. and throughout the world.

Dilutive Effect of Future Sales of Securities

Future sales of substantial amounts of CYOP’s Common stock in the public market could adversely affect the market price of the Common stock and shareholders could experience dilution in their stock ownership of the Company and in the value of their shares. Dilution is a reduction in the value of the holder’s investment measured by the difference between the purchase price of the shares of the Common stock and the net tangible book value of the shares after the purchase takes place. As at December 31, 2006, there were 355,118,043 shares of Common stock outstanding.

Future Capital Needs

CYOP has capital requirements for such applications as geographical expansion, marketing and advertising, development of new applications and infrastructure, and completing joint venture agreements with potential partners. CYOP may not be successful in generating sufficient cash from operations for those purposes and will need to utilize additional equity capital. Failure to generate sufficient cash flows may require CYOP to revise, delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult to respond to competitive pressures, any of which could have a material adverse effect on CYOP’s business, results of operations and financial condition.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related To Our Business

We Are Subject To Various Risks That May Materially Harm Our Business, Financial Condition And Results Of Operations

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your entire investment.

Management Recognizes That We Must Raise Additional Financing To Fund Our Ongoing Operations And Implement Our Business Plan Or We Could Be Forced To Curtail Or Cease Operations

It is imperative that we obtain debt and/or equity financing to implement our business plan and to finance ongoing operations. There can be no assurance that any new capital will be available or that adequate funds will be sufficient for our operations, whether from financial markets, or that other arrangements will be available when needed or on terms satisfactory to our management. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations and may hinder our ability to expand our business. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the price of our shares.

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by the Secured Convertible Debentures sold pursuant to our Securities Purchase Agreement with Cornell Capital Partners, L.P.

We Have Been The Subject of a Going Concern Opinion By Our Independent Auditors Which Have Raised Substantial Doubt As To Our Ability To Continue As A Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused a net loss of 3,573,962 for the year ended December 31, 2006 and accumulated deficit of $ 8,991,193. In addition, for the year ended December 31, 2006, we had a working capital deficit of $4,276,191 and a working capital deficit of $2,371,842 for the year ended December 31, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operation.

We Will Need To Raise Additional Capital and Debt Funding To Sustain Operations

We are reliant on either term debt financing or sale of equity to obtain cash to pay our employees and suppliers. Thus, unless we can become profitable, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of $2,851,192 at December 31, 2006, which means that our current liabilities as of that date exceeded our current assets by that amount. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or reach agreement with some of our creditors to convert debt to equity or curtail our operations.

Our Common Stock May Be Affected By Significant Trading Volume Fluctuations, Which Could Adversely Affect Our Shareholders’ Ability To Sell Our Common Stock In Short-Time Periods

An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

With a price of less than $5.00 per share;

That are not traded on a “recognized” national exchange;

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders’ Ability To Sell Shares Of Our Common Stock

Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders’ ability to sell shares of our common stock.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of key executives and consultants, including Patrick Smyth, our Chairman and Chief Executive Officer, and Canon Bryan, our Chief Financial Officer and Secretary. The loss of the services of either officer could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on either Messrs. Smyth or Bryan. In addition, we need to attract additional high quality sales and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We Are Subject To Price Volatility Due To Our Operations Materially Fluctuating; As A Result, Any Quarter-To-Quarter Comparisons In Our Financial Statements May Not Be Meaningful

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

our ability to retain existing clients and customers;

our ability to attract new clients and customers at a steady rate;

our ability to maintain client satisfaction;

the extent to which our products gain market acceptance;

the timing and size of client and customer purchases;

introductions of products and services by competitors;

price competition in the markets in which we compete;

our ability to attract, train, and retain skilled management;

the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

general economic conditions and economic conditions specific to media distribution and music.

We May Not Be Able To Compete Effectively In Markets Where Our Competitors Have More Resources

Many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than CYOP. Based on total assets and annual revenues, we are significantly smaller than many of our competitors. Similarly, we compete against significantly larger and better-financed companies in our business. We may not successfully compete in any market in which we conduct business currently or in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in more substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

If We Are Unable To Respond To The Rapid Changes In Technology And Services Which Characterize Our Industry, Our Business And Financial Condition Could Be Negatively Affected

Our business is directly impacted by changes in the Internet and website services industry. Changes in technology could affect the market for our services and necessitate changes to those services. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services that meet these evolving standards and demand of our customers. We also believe that our future success will depend upon how successfully we are able to respond to the rapidly changing technologies and products. We cannot offer any assurance that we will be able to respond successfully to these or other technological changes, or to new products and services offered by our current and future competitors, and cannot predict whether we will encounter delays or problems in these areas, which could have a material adverse affect on our business, financial condition and results of operations.

We May Be Unable To Manage Growth, Which May Impact Our Potential Profitability

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

•	Establish definitive business strategies, goals and objectives.

•	Maintain a system of management controls.

•	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

Existing Shareholders Will Experience Significant Dilution From Our Sale Of The Debentures and subsequent Conversion and the Sale of Shares Underlying the Debentures

The sale of the Secured Convertible Debentures and Warrants pursuant to the Securities Purchase Agreement will have a dilutive impact on our stockholders upon conversion into common stock. The conversion and exercise prices of the aforesaid Debentures and Warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.

The Shareholders Intend To Sell Their Shares Of Common Stock In The Market, Which Sales May Cause Our Stock Price To Decline

The selling stockholders in our registration statement on Form SB-2 that was amended on February 14, 2007 but not yet effective, intend to sell in the public market 91,060,813 shares of common stock being registered in this offering. That means that up to 91,060,813 shares may be sold pursuant to this registration statement. Such sales may cause our stock price to decline. Our officers and directors and those shareholders who are significant shareholders as defined by the SEC will continue to be subject to the provisions of various insider trading and Rule 144 regulations.

The Sale Of Our Stock Under Secured Convertible Debentures Could Encourage Short Sales By Third Parties, Which Could Contribute To The Future Decline Of Our Stock Price

In many circumstances the provision of Secured Convertible Debentures for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the debt raised will be used for our growth. Such an event could place further downward pressure on the price of common stock.

Our outstanding Secured Convertible Debentures are convertible at a discount to the market price of our common stock. As a result, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. Persons engaging in short sales first sell shares that they do not own, and thereafter, purchase shares to cover their previous sales. To the extent the stock price declines between the time the person sells the shares and subsequently purchase the shares, the person engaging in short sales will profit from the transaction, and the greater the decline in the stock, the greater the profit to the person engaging in such short-sales. Because the Secured Convertible Debentures are convertible at a discount to market, it is possible that the debentures could be converted if the market price of our common stock declines, thus, supplying any short sellers with the opportunity to cover their short positions. By contrast, a person owning a long position in a stock, such as an investor purchasing shares in this offering, first purchases the shares at the then market price, the stock price declines while the person owns the shares, then upon the sale of such shares the person maintaining the long position will incur a loss, and the greater the decline in the stock price, the greater the loss which is incurred by the person owning a long position in the stock.

If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our stock, the price will likely decline. It is not possible to predict if the circumstances where by a short sales could materialize or to what our share price could drop. In some companies that have been subjected to short sales their stock price has dropped to near zero. We cannot provide any assurances that this situation will not happen to us.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders’ Ability To Sell Shares Of Our Common Stock

Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders’ ability to sell shares of our common stock.

Item 2. Description of Properties

At December 31, 2006, we maintained an office at Golden Cross House, 8 Duncannon Street, Strand, London, UK WC2N 4JF. This office space is provided free of charge by one of our Directors. Monthly lease payments on this office space are close to $0. These facilities are temporary until our revenue exceeds our expenses. All our infrastructure and equipment is located in the Westin Building in Seattle, Washington on a co-location agreement for $1,500.00 per month. Subsequent to year-end, on April 1, 2007, we obtained office space in San Jose, Costa Rica that is provided free-of-charge by our CEO.

Item 3. Legal Proceedings

We may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. We are currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

None.

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

YEAR 2004	High Bid	Low Bid
Quarter Ended March, 31, 2004	$0.0500	$0.0160
Quarter Ended June 30, 2004	$0.0380	$0.0090
Quarter Ended September 30, 2004	$0.0150	$0.0020
Quarter Ended December 31, 2004	$0.0049	$0.0010

YEAR 2005	High Bid	Low Bid
Quarter Ended March 31, 2005	$0.0610	$0.0018
Quarter Ended June 30, 2005	$0.2150	$0.0070
Quarter Ended Sept. 30, 2005	$0.0569	$0.0034
Quarter Ended Dec. 31, 2005	$0.0340	$0.0121

YEAR 2006	High Bid	Low Bid
Quarter Ended March 31, 2006	$0.1900	$0.0010
Quarter Ended June 30, 2006	$0.0170	$0.0051
Quarter Ended September 30, 2006	$0.0350	$0.0055
Quarter Ended December 31, 2006	$0.0660	$0.0031

YEAR 2007	High Bid	Low Bid
Quarter Ended March 30, 2007	$0.0044	$0.0022

(b) Holders of Common Stock

As of April 11, 2007, we had approximately 211 shareholders of our common stock and 366,731,439 shares of our common stock were outstanding. The transfer agent and registrar for our common stock is Nevada Agency and Trust Company. Their address is Suite 880, Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 89501, and their telephone number is (775) 322-0626.

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

(d) Equity Compensation Plan

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$0	0

Equity compensation plans not approved by equity holders	0	0	38,000,000

Total	0	$0	38,000,000

(e) Description of Equity Compensation Plans

2003 Consultant Stock Plan

Our 2003 Stock Plan (the "2003 Plan") was adopted by the Company on October 21, 2003. Pursuant to the 2003 Plan, it is a ten (10) year plan to grant common shares or right to receive common shares by consultants (per individual agreement) to a maximum 2,500,000 shares (restated for the Company’s stock split). The allocated number of shares includes an indeterminate number of additional shares that may be issued to adjust the number of shares issued pursuant to the stock plan described herein as the result of any future stock split, stock dividend or similar adjustment of the registrant’s outstanding common stock.

The purpose of the 2003 plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company.

On October 29, 2003, we filed with the SEC a registration statement on Form S-8 for the purpose of registering the common shares issuable under the 2003 Plan under the Securities Act of 1933. As of April 16, 2007, there are no shares available under the 2003 Plan.

2005 Consultant Stock Plan

We adopted our 2005 Non-Qualified Stock Option Plan (the "2005 Plan") on February 18, 2005, and itis intended to promote our financial success and interests and materially increase shareholder value by giving incentives to our eligible officers and our other employees and directors of and consultants and advisors and any of our present or future subsidiaries through providing opportunities to acquire our stock.

We reserved a total of 40,000,000 common shares for issuance under the 2005 Plan. The Stock Plan provides for the grants of common stock. No awards may be issued after the ten year anniversary of the date we adopted the Stock Plan, the termination date for the plan.

On February 24, 2005, we filed with the SEC a registration statement on Form S-8 for the purpose of registering the common shares issuable under the 2005 Plan under the Securities Act of 1933. As of April 16, 2007, there are no shares available under the 2005 Plan.

2006 Consultant Stock Plan

We adopted our 2006 Non-Qualified Stock Option Plan (the "2006 Plan") on September 1, 2006, and it is intended to promote our financial success and interests and materially increase shareholder value by giving incentives to the eligible officers and our other employees and directors of and consultants and advisors and any present or future of our subsidiaries through providing opportunities to acquire our stock..

We reserved a total of 45,000,000 common shares for issuance under the 2006 Plan. The Stock Plan provides for the grants of common stock. No awards may be issued after the ten year anniversary of the date we adopted the Stock Plan, the termination date for the plan.

On September 1, 2006, we filed with the SEC a registration statement on Form S-8 for the purpose of registering the common shares issuable under the 2006 Plan under the Securities Act of 1933. As of April 16, 2007, there are 38,000,000 shares available under the 2006 Plan.

Stand-Alone Grants

From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

Recent Sales of Unregistered Securities

2006

On July 20, 2006, Cornell Capital Partners, LP, converted $75,000 of a convertible debenture into 14,619,883 shares of our common stock.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding CYOP so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in CYOP’s securities.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 8, with "Item 6. Selected Financial Data," with the Risk Factors section of Item 1 and with the Special Note regarding forward-looking statements included elsewhere in this report.

Overview

We provide multimedia transactional technology solutions and services for the entertainment industry. Our range of products and services include financial transaction platforms for on-line video games and integrated e-commerce transaction technology for on-line merchants.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused a net loss of $1,736,614 for the nine months ended September 30, 2006 and accumulated deficit of $7,153,847. In addition, for the quarter ended September 30, 2006, we had a working capital deficit of $3,400,228 and a working capital deficit of $2,371,842 for the year ended December 31, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operation.

Anti-Gaming Legislation and Discontinuation of Gaming Operations

During fiscal 2006, new anti-gaming legislation was enacted in the United States. The Company was forced to make the decision to indefinitely discontinue all of its US-based gaming-related operations as of December 31, 2006. All gaming-related websites were taken offline; all gaming-related services offerings were ceased; and all bank accounts and transactional systems relating to gaming operations were closed, with the balances written down to $0 at December 31, 2006. Losses have been segmented in the financial statement presentation, net of tax. Because the Company had no liability associated with these losses, and because it is probable that the net operating losses cannot be utilized in future, the tax effect on the losses from discontinued operations was estimated at nil.

Critical Accounting Policies

Revenue Recognition

We derive revenue from providing services on software development and online Internet transaction platform maintenance. Service revenues are recognized when services have been performed and delivered in accordance with service agreements, we have no significant remaining performance requirements, there are no material uncertainties regarding customer acceptance and collection of the resulting receivable is deemed probable.

Income Taxes

We have adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date.

Stock-Based Compensation

We have adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-based Compensation.” SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. We account for stock-based compensation issued to our employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued To Employees” and related interpretations.

Goodwill And Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  This statement requires that intangible assets with an indefinite life are not amortized.  Intangible assets with a definite life are amortized over its useful life or estimated of its useful life.  Indefinite life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occur or circumstances change that would indicate that the carrying amount may be impaired.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets.  The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.

Management has financed most of our operations to date along with Cornell Capital Partners, LP (“Cornell”). However, management is not under any contractual obligation to provide continued funding. We will spend approximately $1 million in the next 12 months to maintain current operations at our current expenditure rate, not including any marketing initiatives or expansion plans.

Executive and key personnel have executed management contracts; however fees and salaries have been accrued by the Company. To ensure retention of executive and key personnel, the Company will again be paying fees and salaries or accruing them as necessary for 2007.

In September 2002, we launched a suite of free and “pay for play” games including card, strategy, arcade, sports and multiplayer games, terminating our licensing contract with Bingo.com. Our proprietary site www.skillarcade.com as at December 31, 2006 had about 275,000 members, 250 affiliate sites and had processed approximately 3.5 million transactions since inception. During fiscal year 2006, all operations related to skillarcade.com were wound down. The domain and other associated properties have been allowed to lapse and revert to other owners. The carrying value of the intangible asset associated with these operations was reduced by $28,916 during fiscal year 2006, to a value of $0.

During fiscal year 2006, new anti-gaming legislation was enacted in the United States. The Company was forced to make the decision to indefinitely discontinue all of its US-based gaming-related operations as of December 31, 2006. All gaming-related websites were taken offline, all gaming-related services offerings were ceased, and all bank accounts and transactional systems relating to gaming operations were closed, with the balances written down to $0 at December 31, 2006. Losses have been segmented in the financial statement presentation, net of tax. Because the Company had no liability associated with these losses, and because it is probable that the net operating losses cannot be utilized in future, the tax effect on the losses from discontinued operations was estimated at nil.

We do not expect to acquire any material physical assets or significant equipment in the next 12 months. We will not be performing any significant research and development in the next 12 months as our pay for play software operations have been discontinued.

In the future, the funds required for ongoing operations will come from our equity financing.

Results of Operations For the Year Ended December 31, 2006 As Compared to the Year Ended December 31, 2005

Revenue

Revenue decreased to $0 during the year ended December 31, 2006, compared to $8,138 for the year ended December 31, 2005. This decrease is a result of limited marketing, and the discontinuation of the Company’s revenue-generating activities, which was a response to new anti-gaming legislation enacted in the United States during the period. Management was forced to minimize operations and to prioritize reporting and compliance activities.

Cost of Revenue

The Company recorded cost of revenue of $626 during the year ended December 31, 2006 and $59,302 during the year ended December 31, 2005. This decrease reflects the Company’s discontinuation of US-based gaming-related operations, which was a response to new anti-gaming legislation enacted in the United States during 2006.

Sales and Marketing expenses

Sales and marketing expenses decreased to $30,224 for the year ended December 31, 2006 from $69,915 for the year ended December 31, 2005. This decrease is a result of the Company’s discontinuation of US-based gaming-related operations, which was a response to new anti-gaming legislation enacted in the United States during 2006.

General and Administrative expenses

General and administrative expenses from continuing operations consist primarily of legal and audit professional fees, finance, and other general corporate and office expenses. General and administrative expenses from continuing operations increased to $328,333 in 2006 as compared to $281,726. This was primarily due to increased costs to comply with Sarbanes-Oxley legislation.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will be relying on the equity financing to support the business.

Consulting fees

Consulting fees from continuing operations decreased to $885,945in 2006 from $1,194,552 in 2005. This decrease was not due to any identifiable factors. Although the Company engaged fewer consultants during 2006, the fees charged by consultants for their services increased.

Corporate financing fees

Corporate financing fees decreased to $11,500 in 2006 from $213,169 in 2005 due to dramatically decreased external financing activity during the year.

Interest expense

Imputed interest expense increased to $265,132 in 2006 from $120,568 in 2005 due to increases in outstanding demand loans from related parties, as well as the increase in the convertible debenture outstanding.

Loss per share and net loss

The Company ended the year with a net loss of ($3,573,962) in 2006, compared to ($2,012,050) in 2005. The net loss position for 2006 reflects a ($0.0104) per share loss compared to the 2005 per share loss of ($0.0065).

Liquidity and capital resources

While the Company will have a source of financing upon effectiveness of a registration statement, there can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support operations.

The Company had cash and cash equivalents of $21,336 and a working capital deficiency of ($4,276,191) at December 31, 2006. This compares to cash and cash equivalents of $218,844 and working capital deficiency of ($2,371,842) at December 31, 2005. This reflects the continued commitment by management with an increase of advancing shareholder loans and initial funding from Cornell in the form of promissory notes and convertible debentures to cover the cost of operations.

During the year ended December 31, 2006, the Company used cash of $709,695 in operating activities compared to using $1,424,298 in the prior year.

Net cash provided by financing activities was $524,642 in 2006, which compares to $1,694,374 in 2005. During the year ended December 31, 2006, $150,000 in additional convertible debentures were issued to Cornell, while shareholders made advances of $374,642. At December 31, 2006, $1,425,000 plus accrued interest remained outstanding on the convertible debenture.

Our future capital requirements will depend on a number of factors, including the possible acquisition of businesses, products and technologies. We do not have sufficient cash or cash equivalents on hand to conduct our operations through the second quarter of 2007, and are substantially dependent on the equity financing and interim funding from one of our affiliates to continue operations.

The Company concluded an underwriting in the third and fourth quarters of 2005 with Cornell and the associated SB-2 was filed subsequent to the year-end on March 16, 2006 on EDGAR. As there have been only nominal revenues since 2004, due to the lack of capitalization of the Company, the Promissory Note for $1.8 million (“the note”) (discounted to $1,605,739) that was additionally guaranteed by the shareholder loan of Mitch White was assigned to an affiliated company.

The original marketing and licensing and exploitation agreement (Filed on Form 8-K on April 15, 2002) anticipated the promissory note to be paid down from generated revenues. To date, this has not occurred due to lack of revenues. Consequently an agreement was reached exchanging the note for 25 million shares of Gaming Transactions Inc (“GGTS”) a pink sheet issuer at a deemed price of $0.075 per share. As at December 2006, Gaming Transactions was an inactive company, and the shares were thinly traded. In accordance with SFAS 115, at December 31, 2006, the carrying value of this asset was reviewed for impairment. The last price of the shares of GGTS as quoted on the Pink Sheets, was $0.006 per share. It was concluded that the carrying value of the asset was impaired, and was written down accordingly, to a value of $150,000.

Pursuant to the above-mentioned Marketing and Distribution Agreement executed on December 1, 2001, the anticipated revenue considered more than adequate to pay down the promissory at the time of the Agreement had not materialized as at December 31, 2006. In light of this lack of revenue, the Company has concluded that the realization of the deferred revenue was highly improbable for the foreseeable future. The Company wrote this deferred revenue down by $2,173,507 to a value of $0, and credited the Company’s additional paid-in capital for this amount.

The auditors' report on the Company's December 31, 2006 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at December 31, 2006 is not materially different from their carrying value.

On December 15, 2005, the Company entered into a Securities Purchase Agreement (SPA) with Cornell. Pursuant to the SPA, Cornell purchased secured convertible debentures in the original principal amount of $1,350,000. The debentures have a three-year term and accrues annual interest of 10%. Funds of $700,000 were advanced to the Company upon execution of the SPA.

Funds of $150,000 were advanced on June 15, 2006. The balance of $500,000 will be disbursed upon the discharge of certain conditions placed upon the Company in the SPA.

The debentures mature on December 15, 2008. The secured convertible debentures may be redeemed by the Company at any time, in whole or in part. The Company will pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are convertible from time to time into our common stock by Cornell at the price per share of an amount equal to ninety percent (90%) of the lowest average volume weighted average price of our Common Stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date. We granted Cornell a security interest in certain of its assets pursuant to amended and restated security agreement dated December 15, 2005. Cornell also received five year warrants to purchase 2,970,000 shares of common stock, 1,350,000 shares at an exercise price of $0.05 per share and 1,620,000 shares at an exercise price of $0.06 per share.

On June 15, 2006, the Company executed a second amendment of the SPA of December 15, 2005 Cornell Capital LP. One of the revised terms gives Mitch White, a former officer and director of the Company, the option to convert such portion of his outstanding shareholder loan (valued at December 31 at $ 1,176,058) into common shares — at a 20% discount to the market price — so as to effect a majority ownership of the shares of CYOP, with the balance of the shareholder loan, if any, being convertible into a newly-created series of preferred shares in CYOP, the terms of which must be agreed upon by both the Company and Cornell. Alternatively, Mr. White may convert the entire balance of his outstanding shareholder loan into common shares of the Company at a 35% discount to the market price, which would however also give Cornell the right to convert its convertible debenture, in whole or in part, into common shares of the Company at a 35% discount to the market price. As of April 16, 2007, no election has been made by Mr. White.

On July 19, 2006, Cornell converted $75,000 of the convertible debenture into 14,691,883 common shares of the Company at a conversion price of $0.00513 per share. The face value of the convertible debenture outstanding at that date, and at year-end, was $1,425,000.

Subsequent to the year-end, on February 20, 2007, Cornell converted a further $33,446.58 of the convertible debenture and accrued interest into 11,613,396 common shares of the Company at a conversion price of $0.00288 per share. The face value of the convertible debenture outstanding at that date was $1,411,000.

These instruments are not for trading purposes. They are classified as embedded derivatives pursuant to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and as such are carried at the difference of the exercise prices and the trading prices as prescribed by the SPA at the balance sheet dates.

To December 31, 2006, cash costs have been incurred in both United States dollars and in Canadian dollars and as such, are subject to foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

In December 2004, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard number 123r, “Share Based Payments” (“SFAS 123r”) which superseded SFAS 123 and APB No. 25. This statement eliminates the use of the intrinsic method as previously allowed under APB 25 and is effective for small issuers for years ending after December 15, 2005. We do not expect adoption of this statement to have an impact on their operations.

In December 2004, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard number 153 “Exchanges of Non Monetary Assets - An Amendment of APB No 29”. This statement removed the exemption in APB 29 to the use of the fair value method in certain transactions and is effective for years beginning after June 15, 2005. We do not expect the adoption of this statement to have an impact on their operations.

In March 2005, The Financial Account Standards Board issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset retirement Obligations”. This statement requires the recognition of liabilities associated with assets that will be retired in the future be accounted for in the cost of the assets if a reasonable estimate of the fair value of such cost can be made. This interpretation becomes effective for annual statements ending after December 15, 2005. We do not expect the adoption of this statement to have an impact on their operation.

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard number 154 “Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the application and reporting of changes in accounting principles and correction of errors. We do not expect the adoption of this statement to have an impact on their operations.

Item 7. Financial Statements

The financial statements of the Company and related schedules are included following this page.

CYOP SYSTEMS INTERNATIONAL
INCORPORATED

Consolidated Financial Statements
(Expressed in U.S. Dollars)

December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of CYOP Systems International Incorporated and it’s Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

De Leon & Company, P.A.
Pembroke Pines, Florida
April 14, 2007

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Balance Sheets
December 31, 2006 and 2005
(Expressed in U.S. Dollars)

	2006	2005
ASSETS
Current
Cash and cash equivalents	$21,336	$218,844
Accounts receivable	—	711
Prepaid expenses and deposit	713	473,518
Total current assets	22.049	693,073
Fixed assets
Continuing operations	6,823	92,694
Discontinuing operations	61,955	—
Investment in equity - method investee	150,000	1,618,278
Intangible assets	—	28,916
Total assets	$240,826	$2,432,962
LIABILITIES
Current
Demand loans related party	$1,622,950	$1,161,167
Accounts payable and accrued liabilities	1,037,566	244,326
Convertible debenture	1,425,000	1,369,660
Player funds on deposit	—	46,088
Short-term loan	212,725	212,725
Conversion option	—	30,949
Total Current Liabilities	4,298,241	3,064,916

STOCKHOLDERS' DEFICIENCY
Share capital
Authorized:
500,000,000 shares of common stock with a par value
of $0.00002 per share
Issued, allotted and outstanding:
355,118,043 shares of common stock (2005 - 181,103,355)	7,101	6,669
Additional paid-in capital	4,926,677	4,778,610
Deficit accumulated	(8,991,193)	(5,417,232)
Total stockholders' deficiency	(4,057,415)	(631,953)
Total liabilities and stockholders' deficiency	$240,826	$2,432,962

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2006, 2005 and 2004	Page 1 of 2
(Expressed in U.S. Dollars)

			Additional		Total
	Common stock		paid-in	Deficit	Stockholders'
	Shares	Amount	capital	accumulated	(deficiency)

Balance, December 31, 2003	142,973,160	2,860	695,464	(2,355,677)	(1,657,353)

Shares issued for legal services at $0.03995 per share
on January 27, 2004	212,500	4	7,434	—	7,438

Shares issued for corporate finance fees at $0.032 per
share on January 27, 2004	7,500,000	150	262,350	—	262,500

Shares issued for escrow agent services at $0.032 per
share on January 27, 2004	312,500	6	10,931	—	10,937

Shares issued to Cornell Capital at $0.0032 per share
on September 9, 2004	3,125,000	63	12,437	—	12,500

Shares issued to Cornell Capital at $0.0011 per share
on November 5, 2004	4,545,454	91	11,273	—	11,364

Shares issued to Cornell Capital at $0.0015 per share
on November 10, 2004	3,333,333	67	7,266	—	7,333

Shares issued to Cornell Capital at $0.0013 per share
on November 16, 2004	3,846,154	77	8,385	—	8,462

Shares issued to Cornell Capital at $0.00185 per share on November 23, 2004	5,405,405	108	16,108	—	16,216

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statement of Stockholders' Deficiency
Years ended December 31, 2006, 2005 and 2004	Page 2 of 2
(Expressed in U.S. Dollars)

			Additional		Total
	Common stock		paid-in	Deficit	StockHolders
	Shares	Amount	capital	accumulated	(deficiency)

(continued from page 1)

Shares issued to Cornell Capital at $0.00185 per share on November 30, 2004	5,405,405	108	17,189	—	17,297

Shares issued to Cornell Capital at $0.00185 per share on November 30, 2004	4,444,444	89	14,133	—	14,222

Net loss for the year	—	—	—	(1,049,505)	(1,049,505)

Balance, December 31, 2004	181,103,355	$3,623	$1,062,970	$(3,405,182)	$(2,338,589)

Balance, Forward	181,103,355	$3,623	$1,062,970	$(3,405,182)	$(2,338,589)

Shares issued to Cornell Capital at $0.0071 per share	107,394,805	2,146	760,033	—	762,179

Shares issued for services at $0.0174 per share	45,000,000	900	782,100	—	783,000

Write down of deferred revenue	—		2,173,507	—	2,173,507

Net loss for the year	—	—	—	(2,012,050)	(2,012,050)

Balance, December 31, 2005	333,498,160	6,669	4,778,610	(5,417,232)	(631,953)

Balance, Forward	333,498,160	6,669	4,778,610	(5,417,232)	(631,953)

Shares issued to Cornell Capital at $0.00513 per share	14,619,883	292	74,708	—	75,000

Shares for services	7,000,000	140	73,360	—	73,500

Net loss for the period	—	—	—	(3,573,962)	(3,573,962)

Balance, December 31, 2006	355,118,043	7,101	4,926,677	(8,991,194)	(4,057,415)

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2006 and 2005
(Expressed in U.S. Dollars)

	2006	2005
Expenses
Consultants fees	885,945	1,194,552
Corporate Finance fees	11,500	213,169
General and Admin fees	328,333)	281,726
Conversion option	(30,949)	30,949
Operating loss	(1,194,830)	(1,720,396)
Other income (loss)
Interest Expense	(265,132)	(120,568)
Equity in losses of equity-method investee	(48,726)	(50,007)
Mark-to-market adjustment for securities	(1,419,552)	--
Loss from continuing operations	$(2,928,240)	$(1,890,971)

Discontinued operations

Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	(645,722)	(121,079)

Net Loss for the period	(3,573,962)	(2,012,050)

Loss per share - basic and diluted

Loss from operations	$(0.0086)	$(0.0060)
Loss from discontinued operations	(0.0018)	(0.0005)
Net loss	$(0.0104)	$(0.0065)

Weighted average number of common shares outstanding - basic and diluted	342,486,928	307,953,741

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005
(Expressed in U.S. Dollars)

	2006	2005
Cash flows from (used in) operating activities
Net loss for the year	$(3,573,962)	$(2,012,050)
Adjustments to reconcile net loss to net cash
Used in operating activities:
- amortization of intangible assets	28,916	28,916
- depreciation of fixed assets	36,371	23,489
- imputed interest on related party loan	67,480	—
- investment in equity interest	48,726	50,007
- shares issuance for services	73,500	899,309
Changes in assets and liabilities:
- accounts receivable	711	49,347
- note receivable related party	—	—
- prepaid expenses and deposit	472,805	(471,078)
- accounts payable and accrued liabilities	793,240	(24,798)
- player funds on deposit	(46,085)	1,930
- deferred revenue	—	(315)
- intangible assets	1,419,552	—
- conversion option	(30,949)	30,949
	(709,695)	(1,424,298)
Cash flows from (used in) investing activities
Purchase of fixed assets	(12,455)	(61,615)
	(12,455)	(61,615)
Cash flows from (used in) financing activities
Shares issued	—	642,826
Increase in due from director	374,642	(128,453)
Proceeds from promissory note	—	(100,000)
Proceeds from convertible debenture	150,000	1,280,000
	524,642	1,694,373
Increase (decrease) in cash and cash equivalents	(197,508)	208,460
Effect of exchange rate on cash	—	3,047
Cash and cash equivalents, beginning of year	218,844	7,337
Cash and cash equivalents , end of year	$21,336	$218,844
Cash and cash equivalents represented by:
Cash	$21,336	$217,450
Cash with processors	—	1,394
	$21,336	$218,844

The accompanying notes are an integral part of these financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
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

The Company, and its subsidiaries, is a developer of multimedia transactional technology solutions and services for the entertainment industry outside of the United States. The range of products and services that the Company is pursuing include financial transaction platforms for on-line video games, and integrated e-commerce transaction technology for on-line merchants.

During 2006, new anti-gaming legislation was enacted in the United States. The Company was forced to make the decision to indefinitely discontinue all of its US-based gaming-related operations as of December 31, 2006. All gaming-related websites were taken offline, all gaming-related services offerings were ceased, and all bank accounts and transactional systems relating to gaming operations were closed, with the balances written down to $0 at December 31, 2006. Losses have been segmented in the financial statement presentation, net of tax. Because the Company had no liability associated with these losses, and because it is probable that the net operating losses cannot be utilized in future, the tax effect on the losses from discontinued operations was estimated at $0.

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
Years Ended December 31, 2006 and 2005
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

(c)    Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased. The Company occasionally will have amounts on deposit at financial institutions that exceed the $100,000 FDIC insurance limit. The Company believes there is no significant risk with respect to these deposits. At December 31, 2006 and 2005 the Company had $0 and $117,500 deposits, respectively with financial institutions that exceeded the insured amounts.

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
Years Ended December 31, 2006 and 2005
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

(h)    Sales and Marketing Costs

The Company expenses sales and marketing costs as incurred. Total sales and marketing costs charged to expenses for the year ended December 31, 2006 amounted to $30,224 and (2005 - 69,915).

(i)    Foreign Currency Transactions

The Company and CYOP Barbados maintain their accounting records in the reporting currency. Foreign currency transactions are translated into their reporting currency in the following manner. At the transaction date, each asset, liability, revenue and expense is translated into the reporting currency by the use of the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company does not have any assets or liabilities in foreign countries or foreign denominations or would create translation income or losses under other comprehensive income.

(j)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date.

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
Years Ended December 31, 2006 and 2005
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

(m)    Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As at December 31, 2005, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. The Emerging Issue task Force Number 00-19 (“EITF 00-19”) requires that embedded instruments be accounted for as derivatives when certain exclusions are not met. The Company has recorded a derivative expense in accordance with EITF 00-19.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(Expressed in U.S. dollars)

(o)    Stock-based Compensation

The Company has adopted SFAS Number R123, "Accounting for Stock-based Compensation." SFAS R123 requires companies to adopt a fair value based method for determining expense related to stock-based compensation.

(p)    Goodwill and Other Intangible assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized over their useful lives or over their estimated useful lives. Indefinite life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occur or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(Expressed in U.S. dollars)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

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

3. Investment in equity method investee

At December 31, 2006, The Company’s equity-method investee approximate ownership interest consisted of an 18.8% interest based on the outstanding shares of Gaming Transactions, Inc. (OTC:GGTS). The Company has the ability to significantly influence GGTS. Summarized Balance Sheet and Operations information is as follows:

Balance Sheet	2006
Current assets	$25
Non current assets	$688,783
Current Liabilities	$222,228
Non current liabilities	$806,315
Operations
Net sales	$—
Gross profits	$—
Net loss	$(246,756)

The Company acquired the investment in December 2004 and valued the investment at $1,674,973. The Company has recorded ~~a~~ cumulative losses of $105,421 based on the proportionate share of the investee’s loss which resulted in a reduction in the carrying amount to $1,569,552 at December 31, 2006. In accordance with SFAS 115, at December 31, 2006, the carrying value of this asset was reviewed for impairment. The last price of the shares of GGTS as quoted on the Pink Sheets, was $0.006 per share. It was concluded that the carrying value of the asset was impaired, and was written down accordingly, to a value of $150,000.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(Expressed in U.S. dollars)

4.    Fixed assets

	December 31, 2005
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$21,558	$15,072	$6,486
Computer hardware	135,979	73,988	61,991
Computer software	22,500	296	22,204
Office furniture and equipment	9,227	7,214	2,013
Total	$189,264	$96,570	$92,694

	December 31, 2006
	Cost	Accumulated depreciation	Net book Value

Audio and visual equipment	$21,558	$16,351	$5,207
Computer hardware	140,234	93,590	46,644
Computer software	30,700	15,390	15,310
Office furniture and equipment	9,227	7,611	1,616
Total	$210,719	$132,942	$68,778

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

In satisfaction of this unpaid amount and in consideration of terminating the agreement the related company assigned all right, title and interest in:

The Skill-Bingo Patents and the Skill-Bingo Inventions purchased from FYRC Inc.

The above was collectively recorded as intellectual property with an expected useful life of 5 years.

the Skill-Bingo game software
the website located at http://www.bigrbingo.com
the trademark “BiG’rBingo”
the BiG’rBingo customer deposits

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(Expressed in U.S. dollars)

As of September 30, 2006, due to market conditions, and a lack of adequate capitalization to fund certain activities, the Company has elected to wind down all skill-related gaming operations. The remaining carrying value of the skill gaming technology at March 31, 2006 was 21,688. At September 30, 2006, this value was impaired with the carrying value reduced to $0.

The changes in the carrying amount of intellectual property as follows:

	2006	2005

Balance, beginning of year	$28,916	$57,833

Intangible assets acquired during the period
- intellectual property	—	—

Impairment of intangible assets during the period	(21,688)

Fair value
Accumulated amortization	(7,229)	(28,917)

Balance, end of year	$—	$28,916

6.    Loans

(a)    Demand Loans Related Party

	December 31, 2006	December 31, 2005

i. Interest bearing and unsecured at 5% per annum:
- Andrea Carley - a former officer	$122,881	$44,671
- Mitch White - a former director and stockholder	1,176,059	869,044
- Gordon Samson - a former director	110,310	110,109
- Patrick Smyth - an officer and director	169,075	92,718
Total	$1,578,325	$1,116,542

(b)    Short term Loan

	December 31, 2005	December 31, 2004

i. Non-Interest bearing and unsecured
- Jack Carley - related to a director and stockholder	$44,625	$44,625
Total	$44,625	$44,625

(c)    Short-term Loan Related Party

	December 31, 2006	December 31, 2005

i. Interest at 10% per annum:
- RedRuth Ventures	212,725	212,725
Total	$212,725	$212,725

(d)    Convertible debenture

On September 2, 2005, we entered into an Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”). Under the Equity Distribution Agreement, CYOP may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell will pay us 98% of the lowest volume weighted average price of our common stock as quoted by the Over-the-Counter Bulletin Board during the five trading days immediately following the notice date. Cornell will also retain 4% of each advance under the Equity Distribution Agreement. The amount of each cash advance is subject to a maximum amount of $800,000, with no cash advance occurring within seven trading days of a prior advance. Cornell received two warrants to purchase 27,500,000 shares of our common stock as a one-time commitment fee under the Equity Distribution Agreement. The first warrant for 15,000,000 shares of our common stock has an exercise price equal to $0.05. The second warrant for 12,500,000 shares of our common stock has an exercise price equal to $0.06. The warrants expire three years from September 2, 2005. The Equity Distribution Agreement with Cornell was terminated pursuant to a Termination Agreement dated December 15, 2005.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(Expressed in U.S. dollars)

In addition, on September 2, 2005, we entered into a Securities Purchase Agreement (SPA) with Cornell. Pursuant to the Securities Purchase Agreement, Cornell purchased a secured convertible debenture in the original principal amount of $650,000. Cornell surrendered this $650,000 convertible debenture plus unpaid and accrued interest totaling $19,660.58 in consideration in part for the Debentures that were issued.

On December 15, 2005, the Company entered into a Securities Purchase Agreement (SPA) with Cornell. Pursuant to the SPA, Cornell purchased secured convertible debentures in the original principal amount of $1,350,000. The debentures have a three-year term and accrued annual interest of 10%. Funds of $700,000 were advanced to the Company upon execution of the SPA. Funds of $150,000 were advanced on June 15, 2006. The balance of $500,000 will be disbursed upon the discharge of certain conditions placed upon the Company in the SPA. The debentures mature on December 15, 2008. The secured convertible debentures may be redeemed by the Company at any time, in whole or in part. The Company will pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are convertible from time to time into our common stock by Cornell at the price per share of an amount equal to ninety percent (90%) of the lowest average volume weighted average price of our Common Stock, as quoted by Bloomberg, LP, for the thirty (30) trading days immediately preceding the conversion date. We granted Cornell a security interest in certain of its assets pursuant to amended and restated security agreement dated December 15, 2005. Cornell also received five year warrants to purchase 2,970,000 shares of common stock, 1,350,000 shares at an exercise price of $0.05 per share and 1,620,000 shares at an exercise price of $0.06 per share.

On June 15, 2006, the Company executed a second amendment of the SPA of December 15, 2005 Cornell. One of the revised terms gives Mitch White, a former officer and director of the Company, the option to convert such portion of his outstanding shareholder loan (valued at December 31 at $ 1,176,058 into common shares -- at a 20% discount to the market price -- so as to effect a majority ownership of the shares of CYOP, with the balance of the shareholder loan, if any, being convertible into a newly-created series of preferred shares in CYOP, the terms of which must be agreed upon by both the Company and Cornell. Alternatively, Mr. White may convert the entire balance of his outstanding shareholder loan into common shares of the Company at a 35% discount to the market price, which would however also give Cornell the right to convert its convertible debenture, in whole or in part, into common shares of the Company at a 35% discount to the market price. As of April 16, 2007, no election has been made by Mr. White.

On July 19, 2006, Cornell converted $75,000 of the convertible debenture into 14,691,883 common shares of the Company at a conversion price of $0.00513 per share. The face value of the convertible debenture outstanding at that date, and at year-end, was $1,425,000.

Subsequent to the year-end, on February 20, 2007, Cornellconverted a further $33,446.58 of the convertible debenture and accrued interest into 11,613,396 common shares of the Company at a conversion price of $0.00288 per share. The face value of the convertible debenture outstanding at that date was $1,411,000.

7.    Sale and License-back of Computer Software

On December 14, 2001, the Company sold computer software identified as Crediplay System to the sole director and a major stockholder and creditor of the Company for $3,000,000. The purchase price was settled by retiring $1,200,000 of debt owed to the purchaser and a promissory note for $1,800,000. The promissory note bears interest at 5% per annum with maturity on December 14, 2010. The promissory note is secured through a first priority lien and security interest in the Crediplay System and amount due to Mr. Mitch White (the “Purchaser”) totaling $517,613 (2001 - $0). As at December 31, 2002 the present value of the promissory note is $1,585,034 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at 1,800,000 X 5% or $90,000. As at December 31, 2003, the present value of the promissory note is $1,605,986 after calculating at the discount of 7% and accruing interest at 5%. Interest receivable was calculated at $1,800,000 X 5% or $90,000.

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(Expressed in U.S. dollars)

Pursuant to the Marketing and Distribution Agreement executed on December 1, 2001, the anticipated revenue, considered more than adequate to pay down the promissory at the time of the Agreement, had not materialized as at December 31, 2005. In light of this lack of revenue, the Company has concluded that the realization of the deferred revenue was highly improbable for the foreseeable future, thereby changing management’s estimate of realizeability. The Company wrote this deferred revenue down by $2,173,507 to a value of $0, and credited the Company’s additional paid-in capital for this amount.

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

On September 1, 2006, the Company issued 7,000,000 to Richardson and Patel LLP in partial settlement of an amount owing for services rendered.

On July 19, 2006, Cornell Capital converted $75,000 of the convertible debenture into 14,691,883 common shares of the Company at a conversion price of $0.00513 per share. The face value of the convertible debenture outstanding at that date, and at year-end, was $1,425,000.

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

(c)    Stock Option

There were no stock options granted for the period ended December 31, 2006 or 2005.

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

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(Expressed in U.S. dollars)

9.    Income Taxes

As at December 31, 2006, the Company has non-capital losses and undepreciated capital cost of approximately $7,666,000 and $2,080,000, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2007 through 2011.

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2006	2005
Undepreciated capital cost of capital assets over their net book value	$19,000	$19,000
Estimated tax loss carryforward	2,683,000	1,391,000
Less: valuation allowance	(2,702,000)	(1,410,000)

The valuation allowance reflects the realization of the tax assets is unlikely.

10.    Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

During the fiscal year 2006, the Company accrued imputed interest of approximately $62,927 at an interest rate of 5% per annum on interest-free loans totaling $1,116,542 from directors of the Company. At October 1, 2004 these loans started to accrue interest at 5% per annum.

Additionally, the Company accrued interest of $21,272 from a note due to a Company controlled by a related party at 10% on a balance of $212,725.

See Note 6 and 7.

On December 1, 2004 by agreement (Form 8-K December 13, 2004) the discounted promissory note, face value $1,800,000.00 dated December 1, 2001 and maturing December 14, 2010 (the “note”), was assigned to an affiliated company, Gaming Transactions Inc., (“assignee”) in consideration of 25 million restricted shares of the assignee’s common stock.

The following schedule reflects payments on related party obligations and interest accrued on such obligations for the year ended December 31, 2006:

Related Party	Payments Made on Loans		Interest Accrued
Andrea Carey (Former officer)		$—	$3,210
Mitch White (Former officer)	$		$49,105
Gordon Samson (Former officer)		$5,000	$5,202
Patrick Smith (Officer and director)		$—	$5,410

CYOP SYSTEMS INTERNATIONAL INCORPORATED

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(Expressed in U.S. dollars)

11. Derivative Instruments

On December 15, 2005, the Company entered into a debt instrument that included the ability of the lender to convert such debt to common stock of the Company. In accordance with Statement of Financial Accounting Standards Number 133 (“SFAS 133”) and EITF 00-19 such options are considered a derivative instrument (“DR”). The Company determined the value of such DR at December 31, 2006 by utilizing the Black-Scholes method of valuing options. Such amounts have been recorded as a liability in the current year balance sheet. Under SFAS 133 the Company is required to revalue such liability at the balance sheet date and record the difference as income or expense at such time in the statement of operations. The Company does not utilize any other derivative instruments as hedges.

For the purposes of valuing the options, the Company has calculated the following inputs: i) a risk-free rate of 4.875%, ii) volatility was calculated as 193.77%; iii) the closing stock price for the Company’s shares on December 29, 2006 of $0.036; iv) a conversion price for the convertible debentures of $0.00369 per share, and for the shareholder loan of $0.00288 per share.

12. Geographic Information

All the Company’s operations and fixed assets are located in the United States.

13. Development Stage Enterprise

During the fourth quarter of 2006 the Company discontinued it’s operations in the United States due to unfavorable legislation. The Company’s subsidiary (Red Felt Software) is incorporated in England and the Company plans to operate there. At the present time the Company does not have any significant operations in England without any revenues. Due to this fact in accordance with Statement of Accounting Standards 7 the Company will be classified as a Development Stage Enterprise effective January 1, 2007.

14. Anti-Gaming Legislation and Discontinuation of Gaming Operations

During fiscal 2006, new anti-gaming legislation was enacted in the United States. The Company was forced to make the decision to indefinitely discontinue all of its US-based gaming related operations as of December 31, 2006. All gaming-related websites were taken offline; all gaming-related services offerings were ceased; and all bank accounts and transactional systems relating to gaming operations were closed, with the balances written down to $0 at December 31, 2006. Losses have been segmented in the financial statement presentation, net of tax. Because the Company had no liability associated with these losses, and because it is probable that the net operating losses cannot be utilized in future, the tax effect on the losses from discontinued operations was estimated at nil.

15. Subsequent Events

Subsequent to the year-end, on February 20, 2007, Cornell Capital converted a further $33,446.58 of the convertible debenture and accrued interest into 11,613,396 common shares of the Company at a conversion price of $0.00288 per share. The face value of the convertible debenture outstanding at that date was $1,411,000.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company filed a Current Report on Form 8-K, dated February 16, 2005, to report a change of its auditors. Such report was filed with the Securities & Exchange Commission on February 18, 2005.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the regulations promulgated by United States Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2006, that would materially affect or is reasonably likely to materially affect, our internal control over financial reporting.

As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2006. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date.

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

As of December 31, 2006, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served
Patrick Smyth	39	Chairman of the Board, Chief Executive Officer	November 2006 to present
Canon Bryan	33	Chief Financial Officer, Secretary and Treasurer	January 2006 to present
Randy Peterson	54	Director	February 2005 to present
Jorge Andrade	62	Director	March 2005 to present

Below are the biographies of each of our officers and directors as of December 31, 2006.

Mr. Patrick Smyth, Chairman, CEO, Miami, FL

PATRICK SMYTH was appointed to his positions on November 24, 2006. He was the President of CYOP from 2002 to 2005 where he was directly responsible for Operations, Global Growth Strategies, Investor Relations, Public Relations, and Communications. Patrick Smyth is the founder and editor of GamingPublic.com, which presents analysis on a number of gaming products including online poker, Internet casinos, sportsbooks, lotteries, mobile gaming and pari-mutuel racing. Mr. Smyth acts as an expert e-commerce consultant to Gerson Lehrman's Consumer Goods & Services Group and a "GLG Leader" and is in the top 5% of their global network. He deals with investment banks, hedge funds and large brokerages who are looking for insights into and recommendations on various companies in the Gaming, eCommerce and Software industries. He was most recently the Chairman and CEO of Gaming Transactions Inc. (Pink Sheets GGTS) from September 2004 to November 2006, the parent company of Keno.com; an online casino, poker, and sportsbook site. Prior to joining CYOP, he was the President of NextLevel.com Inc., a digital marketing company specializing in new media, celebrity web-property management, and online streaming. Central to his position was negotiating content deals with A-List musicians including U2, Madonna, Van Halen, Britney Spears, Jessica Simpson as well as major record companies. In 1999, he founded and was CEO & President of Wiremix Media Inc., a very successful advertising and marketing agency specializing in online gaming and e-commerce. They also had a suite of celebrities with whom he negotiated endorsement deals including Larry Holmes, Fuzzy Zoeller and Rodney Dangerfield. From 1998 to 2000, he was Vice President of Casino Marketing at WorldGaming, whose licensees included Sportingbet (SBT.L) and Sportsbetting.com.

Mr. Canon Bryan, Chief Financial Officer, Secretary, Treasurer, Vancouver, BC, Canada

CANON BRYAN was appointed Principal Financial Officer on January 17, 2006. Mr. Bryan has 15 years experience as a financial analyst with mining, biotechnology, information technology companies and financial institutions that are publicly-listed in Canada, the United States and Europe. Since mid-2004, Mr. Bryan has been contracted by Uranium Energy Corp, a Bulletin-Board listed company, providing financial advisory and investor relations services. From the year 2000 to the present, he has been the managing director of his private company, ACB Analytics Inc, providing financial advisory services to private and public companies. From 1999 to 2002, Mr. Bryan was senior financial analyst of Lasik Vision Corporation, a Vancouver Stock Exchange-listed company.

Mr. Randy Peterson, Director, Vancouver, BC, Canada

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

Family Relationships

There are no family relationships among the directors or executive officers of CYOP.

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

Audit Committee And Financial Expert

Mr. Peterson serves on CYOP’s audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audit, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls. We do not have an audit committee member who qualifies as a financial expert.

Compensation Committee

The Board of Directors performs the functions of an compensation committee.

Nominating Committee

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

Except as disclosed in the applicable employment agreements discussed in the section of this document titled “The Company — Director and Executive Officer Compensation — Employment Agreements” and as disclosed in the section of this document titled “The Company — Certain Relationships and Related Transactions,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2006, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements in a timely manner.

Item 10. Executive Compensation

Summary Compensation Table. The following summary compensation table shows certain compensation information for services rendered in all capacities for the year ended December 31, 2006. Other than as set forth herein, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($) (2)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Patrick Smyth, Chief Executive Officer	2006	69,000	-	-	-	-	-	-	69,000
Canon Bryan, Chief Financial Officer	2006	31,385	-	-	-	-	-	-	31,385
Mitch White, former Chief Executive Officer	2006	129,444	-	-	-	-	-	-	129,444
Andrea Carley, former Treasurer and Secretary	2006	100,000	-	-	-	-	-	-	100,000

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

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Patrick Smyth	-	-	-	-	-	-	-
Randy Peterson	-	-	-	-	-	-	-
Jorge Andrade	-	-	-	-	-	-	-
Mitch White, former director	-	-	-	-	-	-	-

Employment Agreements.

In November 2006, CYOP entered into a management contract with Patrick Smyth. This contract can be terminated upon one year’s prior written notice unless there is a change of control. In the event of a change of control, then Mr. Smyth’s contract can be terminated only after two years following such change of control. The following table describes the annual compensation provided under the contract.

Name:	Base Compensation:	Bonus Compensation:
Patrick Smyth	$120,000	Up to 120% of base compensation

If Patrick Smyth is terminated other than for cause or disability or in violation of the change of control, then Patrick Smyth shall be entitled to be paid 200% of such base compensation, plus 200% of such annual incentive bonus.

Name:	Base Compensation:	Bonus Compensation:
Canon Bryan	$75/hour	1,000,000 common share options

In January 2006, we entered into a management contract with Mr. Bryan. The contract can be terminated upon prior written notice.   Mr. Bryan’s contract stipulates that he is to remunerated at the rate of $75/hour for the time he spends on CYOP, plus all reasonable expenses incurred on behalf of the Company.   During 2006, Mr. Bryan received cash for the contractual amounts accrued. We will continue to accrue and/or pay compensation as necessary.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership Of Certain Beneficial Owners And Management

          The table below sets forth information with respect to the beneficial ownership of our common stock as of April 16, 2007 for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group. Except as otherwise noted in the footnotes below, the entity, individual Director or Executive Officer has sole voting power an investment power over such securities.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

		Amount and
		Nature of
	Name and Address	Beneficial	Percentage
Title of Class	of Beneficial Owner	Ownership	of Class(1)

Common	Mitch White(2)(3)	76,100,000	18.8%
	5469 Wildwood Crescent
	Tsawwassen, B.C. V4M 359

(1) Applicable percentage of ownership is based on 366,731,439 shares of common stock outstanding as of April 16, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities and securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 16, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common	Patrick Smyth (2) 2520 SW 22ND ST # 2-370 Miami, FL 33145-3438 USA	2,400,000	*

Common	Canon Bryan (2) 1111 West Hastings Street, Suite 320 Vancouver, Canada V6E 2J3	nil	*

Common	Randy Peterson 40420 Thunderbird Ridge Garibaldi Highlands, B.C. V0N 1T0 CANADA	nil	*

Common	Jorge Andrade 2970 S. Greenville Street, Unit “E” Santa Ana, CA 92704	nil	*

	All directors and executive officers, as a group (4 persons)	2,400,000	*

* Less than 1%.

(1)
Applicable percentage of ownership is based on 366,731,439 shares of common stock outstanding as of April 16, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities and securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 16, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mssrs. Smyth, Bryan and others are owed shares that are reserved for issuance as part of the 2006 Consultants Stock Plan. These are not yet issued. These reserved shares are not included in the number of shares they control in this table, and throughout this report. The reserves shares are also not included in the total shares outstanding of 366,731,439, as above.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

Mr. Peterson and Mr. Andrade are the Company's independent directors as defined under Nasdaq Rule 4200(a)(14).

          (1) Our former Chairman and Chief Executive Officer, Mr. Mitch White, has been the primary source of funding. Mr. White has directly advanced proceeds or services with a value of $1,176,058 to CYOP, including accrued interest. These loans are not secured by any of the assets of CYOP or its subsidiaries and have no specified terms of maturity or any other terms.

          (2) During the fiscal year 2004, we accrued imputed interest of $72,257 at an interest rate of 10% per annum on interest-free loans totaling $1,242,575 from our directors to September 30, 2004 and 5% from October 1, 2004 to December 31, 2004, and to the present. These loans have no specified term of maturity or any other terms. During the fiscal year 2006, we accrued interest of $62,927 on these loans which totaled $1,578,325 at December 31, 2006. We also accrued $21,273 of interest on a loan to RedRuth Ventures which is owned by a former officer.

          (3) On December 1, 2004, by agreement of both parties, CYOP assigned a $1,800,000 promissory note, dated December 1, 2001, and maturing December 14, 2010, to an affiliated company, Gaming Transactions, Inc., in consideration for 25 million restricted shares of Gaming Transactions, Inc.’s common stock. Our former Chief Executive Officer, former director and current shareholder, Mitch White, is a major shareholder of Gaming Transactions, Inc. This transaction was recorded as an equity investment of $1,674,643.

          (4) CYOP has received the following loans from the following related parties:

(a) Demand Loans Related Party

	December 31,	December 31,
Interest bearing and unsecured at 5% per annum:	2006	2005
Andrea Carley - a former officer	$122,881	$44,671
Mitch White - a former director and officer	1,176,058	869,044
Gordon Samson - former director and officer	110,311	110,109
Patrick Smyth - an officer	169,075	92,718
	$1,578,325	$1,116,542

(b) Short term Loan

	December 31,	December 31,
Non-Interest bearing and unsecured:	2006	2005
Jack Carley - related to a former officer, director and current stockholder	$44,625	$44,625
	$44,625	$44,625

(c) Short-term Loan Related Party

	December 31,	December 31,
Interest at 10% per annum:	2006	2005
RedRuth Ventures	$212,725	$212,725
	$212,725	$212,725

We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non-arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

Item 13. Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 99.3 to CYOP’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2003

3.4	Bylaws	Incorporated by reference to Exhibit 3.3 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

10.1	Share Purchase Agreement between CYOP Systems, Inc. (Vendors), a wholly-owned subsidiary of CYOP, and Steve White (Purchaser) dated as of April 1, 2002	Incorporated by reference to Exhibit 1.1 to CYOP’s Form 8-K filed with the Securities and Exchange Commission on August 20, 2002

10.2	Software Acquisition Agreement between CYOP Systems, Inc. (Vendor), a wholly-owned subsidiary of CYOP, and Mitch White (Purchaser) dated as of December 14, 2001	Incorporated by reference to Exhibit 1.1 to CYOP’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002

10.3	Marketing Development & Distribution Agreement between CYOP (Marketer) and Mitch White (Vendor) dated as of December 14, 2001	Incorporated by reference to Exhibit 1.2 to CYOP’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002

10.4	Share Purchase Agreement	Incorporated by reference to Exhibit 10.1 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

EXHIBIT NO.	DESCRIPTION	LOCATION
10.5	Software License Agreement	Incorporated by reference to Exhibit 10.2 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 30, 2001

10.6	2003 Consultant Stock Plan	Incorporated by reference to Exhibit 4 to CYOP’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 29, 2003

10.7	Management Agreement dated as of January 2003 between CYOP and Mitch White	Incorporated by reference to Exhibit 10.7 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 1, 2004

10.8	Management Agreement dated as of January 2003 between CYOP and Patrick Smyth	Incorporated by reference to Exhibit 10.9 to CYOP’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 1, 2004

10.9	Securities Purchase Agreement dated as of December 15, 2005 between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.10	Secured Convertible Debenture 001 dated as of December 15, 2005 for the benefit of Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.11	Secured Convertible Debenture 002 dated as of December 15, 2005 for the benefit of Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.12	Amended and Restated Security Agreement dated as of December 15, 2005 by and between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

EXHIBIT NO.	DESCRIPTION	LOCATION
10.13	Warrant dated as of December 15, 2005 by and between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.14	Warrant dated as of December 15, 2005 by and between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.15	Escrow Agreement dated as of December 15, 2005 between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.16	Investor Registration Rights Agreement dated as of December 15, 2005 between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.17	Termination Agreement dated as of December 15, 2005 between CYOP and Cornell Capital Partners, L.P.	Filed as an exhibit to the Company’s 8-K on December 22, 2005 and incorporated by reference

10.18	Asset Purchase Agreement, dated as of November 16, 2005, between the Registrant and FutureBet Systems, Inc.	Filed as an exhibit to the Company’s 8-K on January 5, 2006 and incorporated by reference

10.19	Amendment to Asset Purchase Agreement, dated as of May 9, 2006, between the Registrant, Future Bet Systems, Inc. and FutureBet Software, Ltd.	Filed as an exhibit to the Company’s Form 10-KSB on May 17, 2006 and incorporated by reference

10.20	2006 Equity Incentive Plan	Filed as an exhibit to the Company’s registration statement on Form S-8 on September 1, 2006 and incorporated by reference

10.21	Professional Services Agreement between the Company and Canon Bryan dated January 12, 2006	Filed as an exhibit to the Company’s registration statement on Form SB-2 on February 14, 2007 and incorporated by reference

10.22	Management Agreement by and between the Company and Patrick Smyth dated December 3, 2006	Filed as an exhibit to the Company’s registration statement on Form SB-2 on February 14, 2007 and incorporated by reference

14.1	Code of Ethics	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 on March 17, 2006 and incorporated by reference

21.1	Subsidiaries of Company	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 on March 17, 2006 and incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company's Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company's Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Company's Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Company's Chief Financial Officer	Filed herewith

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2005 and December 31, 2006:

Services	2006	2005
Audit fees	74,962	71,513
Audit related fees	20,700	12,500
Tax fees	—	—
All other fees	—	—

Total fees	95,662	84,013

Audit fees consist of fees for the audit of the Company's annual financial statements or services that are normally provided in connection with the statutory and regulatory filings. Audit related fees consisted of reviews of the Company’s quarterly filings.

Tax fees included tax planning and various taxation matters.

Other services provided by the Company's principal accountant, other than audit, audit-related and tax services, included advisory services associated with accounting software applications and filings with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYOP SYSTEMS INTERNATIONAL, INCORPORATED

Dated: April 17, 2007	By:	/s/ Patrick Smyth
Patrick Smyth, Chairman and CEO

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick Smyth	Chief Executive Officer (Principal Executive	April 17, 2007
Patrick Smyth	Officer), and Chairman of the Board of Directors

/s/ Canon Bryan	Chief Financial Officer,	April 17, 2007
Canon Bryan	Principal Financial Officer, Secretary and Treasurer

/s/ Randall Peterson	Director	April 17, 2007
Randall Peterson

/s/ Jorge Andrade, Jr.	Director	April 17, 2007
Jorge Andrade, Jr.